Form 10-Q
period 2013-10-31
ANYTRANSLATION CORP
filed 2014-01-08
CIK 1571804

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. No. 333-188358

ANYTRANSLATION CORP.
(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	7380 (Primary Standard Industrial Classification Number)	98-1060941 (IRS Employer Identification Number)

2620 S. Maryland Parkway #14-857

 Las Vegas, NV

89109

(702) 997-2269

(Address and telephone number of principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No[   ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ] Accelerated filer [   ] Non-accelerated filer [   ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [ X ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.   N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date: As of January  7, 2014, there were 6,074,000 shares of Common Stock of the issuer outstanding.

1 | Page

PART 1	FINANCIAL INFORMATION
Item 1	Financial Statements (Unaudited)
	Balance Sheets as of October 31, 2013 and January 31, 2013	3
	Statements of Operations for the three and nine months ended October 31, 2013 and 2012 and the period from July 5, 2012 (Inception) to October 31, 2013	4
	Statements of Cash Flows for the nine months ended October 31, 2013 and the periods from July 5, 2012 (Inception) to October 31, 2013 and 2012	5
	Notes to Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10
Item 4.	Controls and Procedures	11
PART II.	OTHER INFORMATION
Item 1	Legal Proceedings	12
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3	Defaults Upon Senior Securities	12
Item 4	Removed and Reserved	12
Item 5	Other Information	12
Item 6	Exhibits	12
	Signatures

2 | Page

ANYTRANSLATION CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF OCTOBER 31, 2013 AND JANUARY 31, 2013

(UNAUDITED)

ASSETS	October 31, 2013	January 31, 2013
Current Assets
Cash and cash equivalents	$ 1,711	$ 2,879
Total current assets	1,711	2,879
Total Assets	$ 1,711	$ 2,879

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Liabilities
Current Liabilities
Advances from director	$ 5,678	$ 678
Accounts payable	1,825	-
Total current liabilities	7,503	678
Total Liabilities	7,503	678

Stockholders’ Equity (Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized, 5,000,000 shares issued and outstanding	5,000	5,000
Deficit accumulated during the development stage	(10,792)	(2,799)
Total Stockholders’ Equity (Deficit)	(5,792)	2,201

Total Liabilities and Stockholders’ Equity (Deficit)	$ 1,711	$ 2,879

The accompanying notes are an integral part of these financial statements

3 | Page

ANYTRANSLATION CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

 FOR THE THREE AND NINE MONTHS PERIODS ENDED OCTOBER 31, 2013 AND THE PERIODS FROM JULY 5, 2012 (INCEPTION) TO OCTOBER 31, 2013 AND 2012

(UNAUDITED)

	Three months ended October 31, 2013	For the period from July 5, 2012(Inception) to October 31, 2012	Nine months ended October 31, 2013	For the period from July 5, 2012(Inception) to October 31, 2012	For the period from July 5, 2012(Inception) to October 31, 2013

REVENUES	$ -	$ -	$ 3,990	$ -	$ 3,990

OPERATING EXPENSES

General and administrative expenses	3,713	765	11,983	765	14,782

TOTAL OPERATING EXPENSES	3,713	765	11,983	765	14,782

NET LOSS	$ (3,713)	$ (765)	$ (7,993)	$ (765)	$ (10,792)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,000,000	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements

4 | Page

ANYTRANSLATION CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS PERIOD ENDED OCTOBER 31, 2013 AND FOR THE PERIODS FROM JULY 5, 2012 (INCEPTION) TO OCTOBER 31, 2013 and 2012

(UNAUDITED)

	Nine months Ended October 31, 2013	For the period from July 5, 2012 (Inception) to October 31, 2012	For the period from July 5, 2012 (Inception) to October 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (7,993)	$ (765)	$ (10,792)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities
Accounts payable	1,825	-	1,825
CASH FLOWS USED IN OPERATING ACTIVITIES	(6,168)	(765)	(8,967)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	5,000	5,000
Proceeds from director loan	5,000	678	5,678
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	5,000	5,678	10,678

NET CHANGE IN CASH	(1,168)	4,913	1,711
Cash, beginning of period	2,879	-	-
Cash, end of period	$ 1,711	$ 4,913	$ 1,711

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

5 | Page

ANYTRANSLATION CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2013

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

AnyTranslation Corp. was incorporated under the laws of the State of Nevada on July 5, 2012.  We are in the business of translation and interpretation. The company will undertake translation and interpretation projects for various fields from business, economics, to science issues. All operating projects are customer tailored with freelancers that operate in their mother tongue.

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN

BASIS OF ACCOUNTING

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. Accordingly, these financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows as of October 31, 2013 and for all interim periods presented herein have been reflected in these financial statements and the notes there to. Interim results for the nine months ended October 31, 2013 are not necessarily indicative of the results to be expected for the fiscal year as a whole. These financial statements should be read in conjunction with the audited financial statements and accompanying notes as included in this Form S-1 Registration Statement for the period ended January 31, 2013.

GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since Inception (July 5, 2012)  resulting in an accumulated deficit of $10,792 as of October 31, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and, or, private placement of common stock.  These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

AnyTranslation Corp. does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

6 | Page

ANYTRANSLATION CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2013

(Unaudited)

NOTE 3 – RELATED PARTY TRANSACTIONS

On July 5, 2012, the Company’s sole director loaned $678 to incorporate the Company. On July 5, 2013 the director advanced an additional $2,500 to the Company for operating expenses.  On September 18, 2013, the director advanced an additional $2,500 to the Company for operating expenses. The balance due to the director was $5,678 as of October 31, 2013.  The advances are unsecured and payable on demand and non-interest bearing.

NOTE 4 – EQUITY

The Company has 75,000,000, $0.001 par value shares of common stock authorized. There were 5,000,000 shares of common stock issued and outstanding as of October 31, 2013.

On July 16, 2012, the Company issued 5,000,000 shares of common stock to a single shareholder for cash proceeds of $5,000 at $0.001 per share.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.

NOTE 6 – CONCENTRATIONS OF CREDIT RISK

For the nine month period ended October 31, 2013, one customer accounted for 100% of the Company’s revenue. Revenue was derived from providing one-time translation services to the customer.  No outside contractor was used in performing these services.

7 | Page

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements”. These forward-looking statements, which may be identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy.  The Company’s forward-looking statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under Item 1A.“Risk Factors” of the Company’s Registration Statement on Form S-1 for the fiscal year ended January 31, 2013. We advise you to carefully review the reports and documents we file from time to time with the SEC, particularly our periodic reports filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The Company cautions readers not to place undue reliance upon any forward-looking statement contained in this Quarterly Report.  Forward-looking statements speak only as of the date they were made and the Company assumes no obligation to update or revise any such statements upon any change in applicable circumstances.

OVERVIEW

AnyTranslation Corp. was incorporated under the laws of the State of Nevada on July 5, 2012.  We are in the business of translation and interpretation. The company will undertake translation and interpretation projects for various fields from business, economics, to science issues. All operating projects are customer tailored with freelancers that operate in their mother tongue.

Results of Operation

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Months Period Ended October 31, 2013 Compared to the Period from July 5 (Inception) to October 31, 2012.

Revenue

We recognized no revenue in the three month ended October 31, 2013 and for the period from July 5 (Inception) to October 31, 2012.

Operating Expenses

During the three months ended October 31, 2013, we incurred general and administrative expenses $3,713 compared to $765 incurred for the period from July 5 (Inception) to October 31, 2012. These expenses related the incorporation of the Company, auditing, bank fees and domain registration fee.  We have not meaningfully commenced our proposed business operations.

Net Loss

Our net loss for the three months period ended October 31, 2013 was $3,713 compared to a net loss of $765 for the period from July 5 (Inception) to October 31, 2012 due to the factors discussed above.

8 | Page

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - Continued

Nine Months Period Ended October 31, 2013 Compared to the Period from July 5 (Inception) to October 31, 2012.

Revenue

We recognized $3,990 in revenue in the nine months ended October 31, 2013 and no revenue for the period from July 5 (Inception) to October 31, 2012.

Operating Expenses

During the nine months ended October 31, 2013, we incurred general and administrative expenses $11,983 compared to $765 incurred for the period from July 5 (Inception) to October 31, 2012. These expenses related the incorporation of the Company, auditing, bank fees and domain registration fee.  We have not meaningfully commenced our proposed business operations.

Net Loss

Our net loss for the nine month period ended October 31, 2013 was $7,993 compared to a net loss of $765 for the period from July 5 (Inception) to October 31, 2012 due to the factors discussed above.

Liquidity and Capital Resources

As of October 31, 2013, the Company had $1,711 cash and $7,503 in liabilities. The Company had negative working capital of $5,792 as of October 31, 2013, compared to working capital of $2,201 as of January 31, 2013.

As of October 31, 2013, our total assets were $1,711, comprising exclusively of cash, compared to $2,879 in total assets at January 31, 2013. As at October 31 and January 31, 2013, our total liabilities were $7,503 and $678, respectively.

Cash Flows from Operating Activities

For the nine months ended October 31, 2013, net cash used in operating activities was $6,168 compared to net cash flows used in operating activities was $765 for the Period from July 5 (Inception) to October 31, 2012.

Cash Flows from Investing Activities

The Company has not generated any cash flows from investing activities during the  period from July 5 (Inception) to October 31, 2013.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances form our director and the issuance of equity. We have only generated $5,000 from financing activities in the nine months ended October 31, 2013. During the period from July 5 (Inception) to October 31, 2012 we received $5,000 from the sale of shares from our common stock and $678 from a loan from our director.

9 | Page

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent auditors' report accompanying our January 31, 2013 audited financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that

10 | Page

there was no change in our internal control over financial reporting during the nine-month period ended October 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

11 | Page

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 16, 2012, the Company issued 5,000,000 shares of its common stock at $0.001 per share for total proceeds of $5,000. The sales were exempt under Section 4(2) and 3(b) of the Securities Act of 1933, as amended, and the rules and regulations promulgated there under, including Regulations D, due to the facts that the investor was an accredited investor, had acquired the shares for investment purposes and not with a view for re-distribution, had access to sufficient information concerning the Company, and the certificate(s) representing such shares will bear a restrictive legend.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have no senior securities outstanding in any of the periods presented in these financial statements.

ITEM 4. REMOVED AND RESERVED

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

12 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AnyTranslation Corp.
Dated: January 7, 2014	/s/ Andrei Ispas Catalin
President and Chief Executive Officer and Chief Financial Officer

13 | Page