Form 10-Q/A
period 2013-10-31
ANYTRANSLATION CORP
filed 2014-02-24
CIK 1571804

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ]  No [  ]

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date: As of February 24, 2014, there were 6,074,000 shares of Common Stock of the issuer outstanding.

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

AnyTranslation Corp.
Dated: February 24, 2014	/s/ Andrei Ispas Catalin
President and Chief Executive Officer and Chief Financial Officer

13 | Page