Form 10-K
period 2014-01-31
ANYTRANSLATION CORP
filed 2014-04-30
CIK 1571804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 _________________________

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2014

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ----------------- to -----------------

Commission File No. 333-188358

________________________

AnyTranslation Corp.

 (Name of small business issuer in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	7380 (Primary Standard Industrial Classification Number)	98-1060941 (IRS Employer Identification Number)

2620 S. Maryland Parkway #14-857

 Las Vegas, NV

89109
(702) 997-2269

(Address, including zip code, and telephone number,

including area code, of registrant’s principal executive offices)

____________________________

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not  required  to file  reports  pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [X] No [  ]

 As of April 30, 2014, there were 6,079,000 shares of Common Stock of the issuer outstanding.

PART I

Item 1. Description of Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

The objective of this corporation is to provide a translation and/or interpretation service to anyone, anywhere. To do so, our business model will consist of employing freelancers instead of regular office employees. These freelancers will be working from their own homes, in their own countries.

Other than translation and interpretation, we will be performing a localization service. This involves a comprehensive study of the target culture in order to correctly adapt the product to local needs. The localization process is most generally related to the cultural adaptation and translation of software, video games and websites, and less frequently to any written translation.

Finally, the last service that will be available at AnyTranslation will be proofreading. It may also be seen as the most important one since the freelancers are humans, and mistakes could be done. It is the proofreaders’ job to find these mistakes and show them to the translator to correct them before handing the job to the client.

Finally, once all the operation get in place and the company starts profiting from the services, we will need to get an office and hire project managers to send the received work to the right person. The project managers will have to assess the needed time for our freelancers to achieve the job and deliver it to the client.

The Website

Until now, we have purchased a domain name: www.anytranslation-corp.com. Our website is currently under construction. It will operate as follows. First the potential customer will send us a “quote request” providing us the length of the document (number of words), the field (medical, scientific, general, etc.), the initial and target language and the urgency (how fast they need the translation).

 After acquiring that information, we will contact our freelancers in the target language’s country to see the availability and their time frames. When we get the freelancer’s availability, we will send a quote to the potential customer, and if he agrees to it, he will upload his document to our website and we will direct him to a payment method to give a deposit before sending the document to the freelancer. When the translation will be completed, the freelancer will upload the translated document back to our website and we will send it to another freelancer for proofreading.

 We will demand another payment to the customer, while sending him a sample of the translated work, before proofreading. When the document will be corrected and edited, we will demand the final payment.

For interpretation, adaptation, localization and proofreading works, we will calculate the time needed, travel and accommodation expenses (if required) and other fees to process the job. As soon as we get the prices from our freelancers, we will send a quote back to the customer. If accepted, we will, as usual, demand a deposit, payable directly from the website, before proceeding.

Employees

We are a development stage company and we have no employees as of the date of this annual report, other than our sole officer and director. If our officer and director should resign or die, we will not have a chief executive officer. This could result in our operations suspending until we find another CEO or our investors might lose their money. Since we do not possess a personal life insurance on our existing CEO and we do not have a contract for his services, the investors will have a great chance of losing their investment in the event of us losing our CEO.

We have executed a contract with Traduction Syllatra (“Syllatra” or “Contractor”), a translation company located in Canada, who is willing to provide us with freelancers. They will be used to translate in Canadian French and English since these two languages are their country’s official languages. Other freelancers will be hired gradually and according to the demand. Since freelancers do not get a salary, we will always be looking for translation graduate freelancers.

Agreement

The Company has signed an Agreement with Traduction Syllatra, a translation company located in Canada, on November 23rd, 2012. AnyTranslation Corp. will contract translation projects to Syllatra, for a predefined quote, discussed and agreed upon before the beginning of each project.  Duration of the agreement is until written a 30 day notice of termination is given by either party.

Other material terms of the agreement are as follows:

1. THE CONTRACTOR WISHES TO OFFER ITS TRANSLATIONS SERVICES THROUGH THE COMPANY’S WEBSITE.

 Parties acknowledge that the promises made by Contractor and Company set forth below constitute full and adequate mutual consideration. Based on such mutual consideration, Parties agree as follows:

2. RELATIONSHIP BETWEEN PARTIES.

Contractor serves as an independent contractor of Company in the performance of Contractor's Services under this Agreement. Nothing contained or implied in this Agreement creates a relationship of employer-employee between Company and Contractor nor does it create a joint venture, partnership, or similar relationship between Company and Contractor. Contractor is free from direction and control over the means and manner of providing the Services, subject only to the right of Company to specify the desired results.

3. LANGUAGES

The contractor will be requested to translate documents and other materials from French to English and vice versa. The contractor will be responsible of correcting the project after it has been proofread by the Company’s proofreaders.

4. COMPENSATION AND PAYMENT.

Compensation for selling the translations services according to this agreement will be:

Company agrees to pay Contractor the fee(s) set forth in each project assignment for Services. Payment in full must be made by Company to Contractor no later than 30 days from receipt of invoice by the method of payment specified in writing between the Parties.

5. TERM AND TERMINATION.

This Agreement shall continue in effect for the longer of one (1) year following the Effective Date. Either Party may terminate this Agreement at any time upon 30 days' written notice sent to the other Party. In the event of such termination, the Parties agree to act in good faith toward one another during the notice period. In the event of termination of this Agreement, Contractor must provide Company, and Company must pay Contractor for, all Services performed through the date of termination; Company is not obligated to pay Contractor any other compensation, severance, or other benefit whatsoever.

Target Market

AnyTranslation Corp. will be specialized in every type of translation. We want to be renowned in the industry as the leaders in translation and interpretation services. Although there are many physical translation firms and online translation services, we would like all government agencies as well as all important firms needing translation or interpretation to use us for all their needs. We will also provide services to regular customers who need a translation, whether it will be for immigration purposes or just a regular document.

Our Competition

The translation/interpretation service market is highly competitive. There are many international companies who provide translation services. Some companies, such as “freetranslation.com” and “translation.babylon.com” offer online translation services. These are established companies with large client base. We will attempt to compete with these competitors by improving the quality of translation by using localized translators (in the area for which the translation document is prepared).  We expect competition to continue to intensify in the future. Competitors include companies with substantial customer bases and working history. There can be no assurance that we can maintain a competitive position against current or future competitors, particularly those with greater financial, marketing, service, support, technical and other resources. Our failure to maintain a competitive position within the market could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we will be able to compete successfully against current and future competitors, and competitive pressures faced by us may have a material adverse effect on our business, financial condition and results of operations.

Marketing

We will be using all the internet marketing tools to increase international recognition. Twitter, Facebook, Google and Yahoo will make a good start. We could link our website to many of these sites in order to make ourselves visible and competitive. However, we will probably need professional marketing firm to make us more attractive, especially if we want the governmental agencies to use us.

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 2.  Description of Property

We do not own any real estate or other properties.

Item 3.  Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4.  Mine Safety Disclosures

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares.  Our common shares are not quoted on the OTC Bulletin Board at this time.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange. As of January 31, 2014, no shares of our common stock have traded.

Number of Holders

As of January 31, 2014, the 6,079,000 issued and outstanding shares of common stock were held by a total of 28 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended January 31, 2014 and 2013.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of operations

 We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

YEAR ENDED JANUARY 31, 2014 COMPARED TO PERIOD FROM INCEPTION (JULY 5, 2012) ENDED JANUARY 31, 2013.

Our net loss for the year ended January 31, 2014 was $9,450 compared to a net loss of $2,799 during the period from inception (July 5, 2012) to January 31, 2013. During the period from inception to January 31, 2014, the Company generated $3,990 in revenue and incurred net losses totaling $12,249.

During the year ended January 31, 2014, we incurred general and administrative expenses of $13,440 compared to $2,799 general and administrative expenses incurred during the period from inception to January 31, 2013.

 LIQUIDITY AND CAPITAL RESOURCES

 FISCAL YEAR ENDED JANUARY 31, 2014 AND 2013

As of January 31, 2014, our total assets were $20,009 comprised of cash and cash equivalents and our total liabilities were $5,678 comprised of advances from related parties.

As of January 31, 2013, our total assets were $2,879 comprised of cash and cash equivalents and our total liabilities were $678 comprised of advances from related parties.  Stockholders’ equity increased from $2,201 as of January 31, 2013 to $14,331 as of January 31, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended January 31, 2014, net cash flows used in operating activities was $9,450 consisting entirely of net loss of $9,450 for the year ended January 31, 2014.  For the period from inception (July 5, 2012) to January 31, 2013, net cash flows used in operating activities was $2,799 consisting of  net loss of $2,799.

Cash Flows from Financing Activities

We have financed our operations primarily from advances from our director and the issuance of equity instruments. For the fiscal year ended January 31, 2014, net cash from financing activities was $26,580 consisting of $21,580 proceeds received from issuances of common stock and $5,000 in advances from a director.  For the period from inception (July 5, 2012) to January 31, 2013, net cash from financing activities was $5,678 consisting of $5,000 of proceeds received from issuances of common stock and $678 in advances from a director.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

ANYTRANSLATION CORP.

 (A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

JANUARY 31, 2014

Report of Independent Registered Public Accounting Firm

11

Balance Sheets as of January 31, 2014 and 2013

12

Statements of Operations for the year ended

January 31, 2014 and for the periods from

July 5, 2012 (Date of Inception) to January 31, 2014 and 2013

             13

Statements of Stockholders’ Equity for the period from

July 5, 2012 (Date of Inception) to January 31, 2014

             14

Statements of Cash Flows for the year ended

January 31, 2014 and the periods from

July 5, 2012 (Date of Inception) to January 31, 2014 and  2013

15

Notes to the Financial Statements

16 - 18

LBB & ASSOCIATES LTD., LLP

10260 Westheimer Road, Suite 310

Houston, TX 77042

Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors

AnyTranslation Corp.

(A Development Stage Company)

Las Vegas, Nevada

We have audited the accompanying balance sheets of AnyTranslation Corp. (the “Company”) as of January 31, 2014 and 2013, and the related statements of operations, stockholders’ equity, and cash flows for the year ended January 31, 2014 and for the periods from July 5, 2012 (Inception) through January 31, 2014 and 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AnyTranslation Corp. as of January 31, 2014 and 2013, and the results of its operations and its cash flows for the year ended January 31, 2014 and for the periods from July 5, 2012 (Inception) through January 31, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 7 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2015 raise substantial doubt about its ability to continue as a going concern. The 2014 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP

Houston, Texas

April 28, 2014

ANYTRANSLATION CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF JANUARY 31, 2014 AND 2013

ASSETS	2014	2013
Current Assets
Cash and cash equivalents	$ 20,009	$ 2,879

Total Assets	$ 20,009	$ 2,879

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Advances from director	$ 5,678	$ 678
Total current liabilities	5,678	678

Total Liabilities	5,678	678

Commitments

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 6,079,000 and 5,000,000 shares issued and outstanding, respectively	6,079	5,000
Additional paid in capital	20,501	-
Deficit accumulated during the development stage	(12,249)	(2,799)
Total Stockholders’ Equity	14,331	2,201

Total Liabilities and Stockholders’ Equity	$ 20,009	$ 2,879

See accompanying notes to financial statements.

ANYTRANSLATION CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED JANUARY 31, 2014

FOR THE PERIOD FROM JULY 5, 2012 (INCEPTION) TO JANUARY 31, 2013

FOR THE PERIOD FROM JULY 5, 2012 (INCEPTION) TO JANUARY 31, 2014

	Year ended January 31, 2014	Period from July 5, 2012 (Inception) to January 31, 2013	Period from July 5, 2012 (Inception) to January 31, 2014

REVENUES	$ 3,990	$ -	$ 3,990

OPERATING EXPENSES
General expenses	13,440	2,799	16,239
TOTAL OPERATING EXPENSES	13,440	2,799	16,239

NET LOSS	$ (9,450)	$ (2,799)	$ (12,249)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,151,532	4,738,095

See accompanying notes to financial statements

ANYTRANSLATION CORP.

 (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 5, 2012 (INCEPTION) TO JANUARY 31, 2014

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Inception, July 5, 2012	-	$ -	$ -	$ -	$ -

Shares issued for cash at $0.001 per share	5,000,000	5,000	-	-	5,000

Net loss	-	-	-	(2,799)	(2,799)

Balance, January 31, 2013	5,000,000	5,000	-	(2,799)	2,201

Shares issued for cash at $0.02 per share	1,079,000	1,079	20,501	-	21,580

Net loss	-	-	-	(9,450)	(9,450)

Balance, January 31, 2014	6,079,000	$ 6,079	$ 20,501	$ (12,249)	$ 14,331

See accompanying notes to financial statements.

ANYTRANSLATION CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JANUARY 31, 2014

FOR THE PERIOD FROM JULY 5, 2012 (INCEPTION) TO JANUARY 31, 2013

FOR THE PERIOD FROM JULY 5, 2012 (INCEPTION) TO JANUARY 31, 2014

	Year ended January 31, 2014	Period from July 5, 2012 (Inception) to January 31, 2013	Period from July 5, 2012 (Inception) to January 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (9,450)	$ (2,799)	$ (12,249)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities: None	-	-	-
Net Cash Used in Operating Activities	(9,450)	(2,799)	(12,249)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	21,580	5,000	26,580
Proceeds from advances from director	5,000	678	5,678
Net Cash Provided by Financing Activities	26,580	5,678	32,258

Net Increase in Cash	17,130	2,879	20,009
Cash, beginning of period	2,879	-	-
Cash, end of period	$ 20,009	$ 2,879	$ 20,009

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

See accompanying notes to financial statements.

ANYTRANSLATION CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2014

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

AnyTranslation Corp. (the “Company”) was incorporated under the laws of the State of Nevada on July 5, 2012.  We are in the business of translation and interpretation. The Company will undertake translation and interpretation projects for various fields from business, economics, to science issues. All operating projects are customer tailored with freelancers that operate in their mother tongue.

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Development Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a January 31 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of issuance to be cash equivalents.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accrued expenses and amounts due to a shareholder. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income /Loss per Share

Basic income/loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of January 31, 2014.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 – ADVANCES FROM DIRECTOR

On July 5, 2012, the Company’s sole director loaned $678 to incorporate the Company. On July 5, 2013 the director advanced an additional $2,500 to the Company for operating expenses.  On September 18, 2013, the director advanced an additional $2,500 to the Company for operating expenses. The balance due to the director was $5,678 and $678 as of January 31, 2014 and 2013, respectively.  The advances are unsecured and payable on demand and non-interest bearing.

NOTE 4 – CAPITAL STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On July 16, 2012, the Company issued 5,000,000 shares of common stock for cash proceeds of $5,000 at $0.001 per share.

The Company sold 1,079,000 shares of common stock during the year ended January 31, 2014 at $0.02 per share for total cash proceeds of $21,580.

There were 6,079,000 and 5,000,000 shares of common stock issued and outstanding as of January 31, 2014 and 2013, respectively.

NOTE 5 – COMMITMENTS

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 6 – INCOME TAXES

As of January 31, 2014, the Company had net operating loss carry forwards of approximately $12,000 that may be available to reduce future years’ taxable income in varying amounts through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the periods ended January 31:

	2014	2013
Federal income tax benefit attributable to:
Current Operations	$ 3,213	$ 950
Less: valuation allowance	(3,213)	(950)
Net provision for Federal income taxes	$ -	$ -

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of January 31:

	2014	2013
Deferred tax asset attributable to:
Net operating loss carryover	$ 4,163	$ 950
Less: valuation allowance	(4,163)	(950)
Net deferred tax asset	$ -	$ -

The Company’s net operating loss carry forwards of approximately $12,000, for Federal income tax reporting purposes, are subject to annual limitations, which will start to expire in 2034. Should a change in ownership occur, net operating loss carry forwards may be limited to use in future years.

NOTE 7 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since Inception (July 5, 2012)  resulting in an accumulated deficit of $12,249 as of January 31, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and, or, private placement of common stock.  These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

NOTE 8 – CONCENTRATIONS OF CREDIT RISK

For the year ended January 31, 2014, one customer accounted for 100% of the Company’s revenue. Revenue was derived from providing one-time translation services to the customer.  No outside contractor was used in performing these services.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2014 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of January 31, 2014, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of  January 31, 2014, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at January 31, 2014, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of January 31, 2014 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of January 31, 2014, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

 The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Andrei Catalin Ispas 2620 S Maryland Parkway, #14-857, Las Vegas, NV, 89109	34	President, Secretary, Treasurer and Director

The following is a brief description of the business experience of our executive officers, director and significant employees:

Andrei Catalin Ispas has acted as our President, Secretary, Treasurer and sole Director since our incorporation on July 5, 2012. Our president will be devoting approximately 40% of his business time to our operations. Once we expand operations, and are able to attract more customers to purchase our services, Mr. Ispas has agreed to commit more time as required. Because Mr. Ispas will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to him. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a cessation of operations.

Our Director’s Biography

Catalin Ispas has studied languages, from 1993 to 1996, at the Scoala Profesionala Dimitrie Ghika. From 2002 to 2011, specializing in German, French and Romanian, he has worked as an independent translator in the field of translation of official immigration documents in his native city of Comanesti, Romania.

In early 2012, he began working on AnyTranslation Corp. He had researched the translation business, studied business management on his own, and in July of 2012, Mr. Ispas founded and incorporated AnyTranslation Corp.

Mr. Ispas’s experience and training as a translator, and his in our business as its founder, has led to our conclusion that Mr. Ispas should be serving as a member of our board of director in light of our business and structure.

COMMITTEES OF THE BOARD OF DIRECTORS

Our Board of Directors has no committees. We do not have a standing nominating, compensation or audit committee.

SIGNIFICANT EMPLOYEES

We have no employees.  Our sole officer and director, Andrei Catalin Ispas, is an independent contractor to us and currently devotes approximately twenty hours per week to company matters.  After receiving funding pursuant to our business plan, Mr. Ispas intends to devote as much time as the Board of Directors deems necessary to manage the affairs of the company.

Item 12.

  EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary and all other executive officers (collectively, the “Named Executive Officers”) from inception on July 5, 2012 until January 31, 2014:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Andrei Catalin Ispas, President, Treasurer and Secretary	July 5, 2012to January 31, 2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officers.

Item 13. Certain Relationships and Related Transactions

During the year ended January 31, 2014, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

During fiscal year ended January 31, 2013, we paid $2,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements.

During fiscal year ended January 31, 2014, we paid $9,531 in fees to our principal independent accountants for professional services rendered in connection with the audit of our fiscal year end financial statements and quarterly reviews.

.

Item 15. Exhibits

The following exhibits are filed as part of this Annual Report.

Exhibits:

31.1

Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

31.2

Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1

Certification   of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Andrei Catalin Ispas
Andrei Catalin Ispas	President, Treasurer, Secretary and Director	April 30, 2014

Page 23