Form 10-Q
period 2014-04-30
ANYTRANSLATION CORP
filed 2014-06-06
CIK 1571804

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

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

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[  X ]  No[   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date: As of May 30, 2014, there were 6,079,000 shares of Common Stock issued and outstanding.

ANYTRANSLATION CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF APRIL 30, 2014 AND JANUARY 31, 2014

(UNAUDITED)

ASSETS	April 30, 2014	January 31, 2014
Current Assets
Cash and cash equivalents	$ 10,758	$ 20,009
Total current assets	10,758	20,009
Total Assets	$ 10,758	$ 20,009

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Advances from director	$ 5,678	$ 5,678
Accounts payable	4,000	-
Total current liabilities	9,678	5,678
Total Liabilities	9,678	5,678

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 6,079,000 shares issued and outstanding	6,079	6,079
Additional paid in capital	20,501	20,501
Deficit accumulated during the development stage	(25,500)	(12,249)
Total Stockholders’ Equity	1,080	14,331

Total Liabilities and Stockholders’ Equity	$ 10,758	$ 20,009

The accompanying notes are an integral part of these financial statements

ANYTRANSLATION CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

 FOR THE THREE MONTHS PERIOD ENDED APRIL 30, 2014 AND 2013

AND THE PERIOD FROM JULY 5, 2012 (INCEPTION) TO APRIL 30, 2014

(UNAUDITED)

	Three months ended April 30, 2014	Three months ended April 30, 2013	For the period from July 5, 2012(Inception) to April 30, 2014

REVENUES	$ -	$ 3,990	$ 3,990

OPERATING EXPENSES

General and administrative expenses	13,251	5,003	29,490

TOTAL OPERATING EXPENSES	13,251	5,003	29,490

NET LOSS	$ (13,251)	$(1,013)	$ (25,500)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,079,000	5,000,000

The accompanying notes are an integral part of these financial statements

ANYTRANSLATION CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS PERIOD ENDED APRIL 30, 2014 AND 2013

AND THE PERIOD FROM JULY 5, 2012 (INCEPTION) TO APRIL 30, 2014

(UNAUDITED)

	Three months Ended April 30, 2014	Three months ended April 30, 2013	For the period from July 5, 2012 (Inception) to April 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (13,251)	$ (1,013)	$ (25,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities
Accounts payable	4,000	-	4,000
CASH FLOWS USED IN OPERATING ACTIVITIES	(9,251)	(1,013)	(21,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	26,580
Proceeds from director loan	-	-	5,678
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	-	32,258

NET CHANGE IN CASH	(9,251)	(1,013)	10,758
Cash, beginning of period	20,009	2,879	-
Cash, end of period	$ 10,758	$ 1,866	$ 10,758

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

ANYTRANSLATION CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2014

(Unaudited)

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

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN

BASIS OF ACCOUNTING

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. Accordingly, these financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows as of April 30, 2014 and for all interim periods presented herein have been reflected in these financial statements and the notes there to. Interim results for the three months ended April 30, 2014 are not necessarily indicative of the results to be expected for the fiscal year as a whole. These financial statements should be read in conjunction with the audited financial statements and accompanying notes as included in this Form 10-K for the year ended January 31, 2014.

GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since Inception (July 5, 2012)  resulting in an accumulated deficit of $25,500 as of April 30, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and, or, private placement of common stock.  These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

                                                                                                                                           ANYTRANSLATION CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2014

(Unaudited)

NOTE 3 – ADVANCES FROM DIRECTOR

On July 5, 2012, the Company’s sole director loaned $678 to incorporate the Company. On July 5, 2013 the director advanced an additional $2,500 to the Company for operating expenses.  On September 18, 2013, the director advanced an additional $2,500 to the Company for operating expenses. The balance due to the director was $5,678 as of April 30, 2014 and January 31, 2014.  The advances are unsecured, payable on demand and non-interest bearing.

NOTE 4 – CAPITAL STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On July 16, 2012, the Company issued 5,000,000 shares of common stock for cash proceeds of $5,000 at $0.001 per share.

The Company sold 1,079,000 shares of common stock during the year ended January 31, 2014 at $0.02 per share for total cash proceeds of $21,580.

There were 6,079,000 shares of common stock issued and outstanding as of April 30, 2014 and January 31, 2014.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

Finally, the last service that will be available at AnyTranslation will be proofreading. It may also be seen as the most important one since the freelancers are humans, and mistakes could be made. It is the proofreaders’ job to find these mistakes and show them to the translator to correct them before handing the job to the client.

Finally, once all the operations are in place and the company starts profiting from the services, we will need to obtain office space and hire project managers to send the received work to the right person. The project managers will have to assess the needed time for our freelancers to achieve the job and deliver it to the client.

Results of Operations

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

Three Month Period Ended April 30, 2014 Compared to Three Month Period Ended April 30, 2013.

Our net loss for the three month period ended April 30, 2014 was $13,251 compared to a net loss of $1,013 for the three month period ended April 30, 2013. During the three-month period ended April 30, 2014 we have not generated any revenue while in the three-month period ended April 30, 2013 we have generated $3,990 of revenue.

During the three month period ended April 30, 2014, we incurred general and administrative expenses $13,251 compared to $5,003 incurred for the three month period ended April 30, 2013. General and administrative fee expenses incurred during the three month periods ended April 30, 2014 and 2013 were generally related to corporate overhead, financial and administrative contracted services.

The weighted average number of shares outstanding was 6,079,000 and 5,000,000 for the three month period ended April 30, 2014 and 2013, respectively.

Liquidity and Capital Resources

Three Month Period Ended April 30, 2014

As of April 30, 2014, our total assets were $10,758 compared to $20,009 in total assets at January 31, 2014. Total assets were comprised of $10,758 in cash. As of April 30, 2014, our current liabilities were $9,678. Stockholders’ equity was $1,080 as of April 30, 2014 compared to stockholders' equity of $14,331 as of January 31, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended April 30, 2014, net cash flows used in operating activities was $9,251. Net cash flows used in operating activities was $1,013 for the three month period ended April 30, 2013.

Cash Flows from Investing Activities

For the three month period ended April 30, 2014, the Company has not generated any cash flows from investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity. For the period from inception (July 5, 2012) to April 30, 2014, net cash provided by financing activities was $32,258 received from proceeds from issuance of common stock and $5,678 from advancements from a director.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of operating equipment; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent auditors' review report accompanying our January 31, 2014 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended April 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

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

Signature	Title	Date

/s/ Andrei Catalin Ispas
Andrei Catalin Ispas	President, Treasurer, Secretary and Director	June 6, 2014

Page 13