Form 10-Q
period 2014-10-31
ANYTRANSLATION CORP
filed 2014-12-15
CIK 1571804

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date: As of December 15, 2014, there were 6,079,000 shares of Common Stock issued and outstanding.

PART 1	FINANCIAL INFORMATION
Item 1	Financial Statements (Unaudited)
	Balance Sheets as of October 31, 2014 and January 31, 2014	4
	Statements of Operations for the three and nine months ended October 31, 2014 and 2013 and the period from July 5, 2012 (Inception) to October 31, 2014	5
	Statements of Cash Flows for the nine months ended October 31, 2014 and 2013 and the period from July 5, 2012 (Inception) to October 31, 2014	6
	Notes to Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4.	Controls and Procedures	13
PART II.	OTHER INFORMATION
Item 1	Legal Proceedings	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3	Defaults Upon Senior Securities	13
Item 4	Removed and Reserved	12
Item 5	Other Information	14
Item 6	Exhibits	14
	Signatures

ANYTRANSLATION CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF OCTOBER 31, 2014 AND JANUARY 31, 2014

(UNAUDITED)

ASSETS	October 31, 2014	January 31, 2014
Current Assets
Cash and cash equivalents	$ 298	$ 20,009
Total current assets	298	20,009
Total Assets	$ 298	$ 20,009

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Advances from director	$14,678	$ 5,678
Accounts payable	1,800	-
Total current liabilities	16,478	5,678
Total Liabilities	16,478	5,678

Stockholders’ Equity (Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized, 6,079,000 shares issued and outstanding	6,079	6,079
Additional paid in capital	20,501	20,501
Deficit accumulated during the development stage	(42,760)	(12,249)
Total Stockholders’ Equity (Deficit)	(16,180)	14,331

Total Liabilities and Stockholders’ Equity (Deficit)	$ 298	$ 20,009

The accompanying notes are an integral part of these financial statements

ANYTRANSLATION CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

 FOR THE THREE AND NINE MONTH PERIODS ENDED OCTOBER 31, 2014 AND 2013

AND THE PERIOD FROM JULY 5, 2012 (INCEPTION) TO OCTOBER 31, 2014

(UNAUDITED)

	Three months ended October 31, 2014	Three months ended October 31, 2013	Nine months Ended October 31, 2014	Nine months Ended October 31, 2013	For the period from July 5, 2012 (Inception) to October 31, 2014
REVENUES	$-	$-	$-	$3,990	$3,990
OPERATING EXPENSES
General and administrative expenses	2,408	3,713	30,511	11,983	46,750
TOTAL OPERATING EXPENSES	2,408	3,713	30,511	11,983	46,750
NET LOSS	$(2,408)	$(3,713)	$(30,511)	$(7,993)	$(42,760)
NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,079,000	5,000,000	6,079,000	5,000,000

The accompanying notes are an integral part of these financial statements

ANYTRANSLATION CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTH PERIODS ENDED OCTOBER 31, 2014 AND 2013

AND THE PERIOD FROM JULY 5, 2012 (INCEPTION) TO OCTOBER 31, 2014

(UNAUDITED)

	Nine months ended October 31, 2014	Nine months ended October 31, 2013	For the period from July 5, 2012 (Inception) to October 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(30,511)	$(7,993)	$(42,760)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities
Accounts payable	1,800	1,825	1,800
CASH FLOW USED IN OPERATING ACTIVITIES	(28,711)	(6,168)	(40,960)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	26,580
Proceeds from director advances	9,000	5,000	14,678
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	9,000	5,000	41,258
NET CHANGE IN CASH	(19,711)	(1,168)	298
Cash, beginning of period	20,009	2,879	-
Cash, end of period	$298	$1,711	$298
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements

ANYTRANSLATION CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2014

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

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN

BASIS OF ACCOUNTING

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. Accordingly, these financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows as of October 31, 2014 and for all interim periods presented herein have been reflected in these financial statements and the notes there to. Interim results for the nine months ended October 31, 2014 are not necessarily indicative of the results to be expected for the fiscal year as a whole. These financial statements should be read in conjunction with the audited financial statements and accompanying notes as included in the Form 10-K for the year ended January 31, 2014.

GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since Inception (July 5, 2012) resulting in an accumulated deficit of $42,760 as of October 31, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and, or, private placement of common stock.  These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

ANYTRANSLATION CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2014

(Unaudited)

NOTE 3 – ADVANCES FROM DIRECTOR

On July 5, 2012, the Company’s sole director loaned $678 to incorporate the Company. On July 5, 2013 the director advanced an additional $2,500 to the Company for operating expenses.

During the nine months ended October 31, 2014, the Company’s sole director loaned an additional $9,000 to the Company for operating expenses. The balance due to the director was $14,678 and $5,678 as of October 31, 2014 and January 31, 2014, respectively.  The advances are unsecured, payable on demand and non-interest bearing.

NOTE 4 – CAPITAL STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On July 16, 2012, the Company issued 5,000,000 shares of common stock for cash proceeds of $5,000 at $0.001 per share.

The Company sold 1,079,000 shares of common stock during the year ended January 31, 2014 at $0.02 per share for total cash proceeds of $21,580.

There were 6,079,000 shares of common stock issued and outstanding as of October 31, 2014 and January 31, 2014.

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

Nine Month Period Ended October 31, 2014 Compared to Nine Month Period Ended October 31, 2013.

Our net loss for the nine month period ended October 31, 2014 was $30,511 compared to a net loss of $7,993 for the nine month period ended October 31, 2013. During the nine-month period ended October 31, 2014 we have not generated any revenue while in the nine-month period ended October 31, 2013 we have generated $3,990 of revenue.

During the nine month period ended October 31, 2014, we incurred general and administrative expenses $30,511 compared to $11,983 incurred for the nine month period ended October 31, 2013. General and administrative fee expenses incurred during the nine month periods ended October 31, 2014 and 2013 were generally related to corporate overhead, financial and administrative contracted services.

The weighted average number of shares outstanding was 6,079,000 and 5,000,000 for the nine month period ended October 31, 2014 and 2013, respectively.

Three Month Period Ended October 31, 2014 Compared to Three Month Period Ended July 31, 2013

Our net loss for the three month period ended October 31, 2014 was $2,408 compared to a net loss of $3,713 for the three month period ended October 31, 2013. During the three-month periods ended October 31, 2014 and 2013, we have not generated any revenue.

During the three month period ended October 31, 2014, we incurred general and administrative expenses $2,408 compared to $3,713 incurred for the three month period ended October 31, 2013. General and administrative fee expenses incurred during the three month periods ended October 31, 2014 and 2013 were generally related to corporate overhead, financial and administrative contracted services.

The weighted average number of shares outstanding was 6,079,000 and 5,000,000 for the nine month period ended October 31, 2014 and 2013, respectively.

Liquidity and Capital Resources

Nine Month Period Ended October 31, 2014

As of October 31, 2014, our total assets were $298 compared to $20,009 in total assets at January 31, 2014. Total assets were comprised of $298 in cash. As of October 31, 2014, our current liabilities were $16,478. Stockholders’ deficit was $16,180 as of October 31, 2014 compared to stockholders' equity of $14,331 as of January 31, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended October 31, 2014, net cash flows used in operating activities was $28,711. Net cash flows used in operating activities was $6,168 for the nine month period ended October 31, 2013.

Cash Flows from Investing Activities

For the nine month period ended October 31, 2014 and 2013, the Company has not generated any cash flows from investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity. For the nine months ended October 31, 2014 and 2013, net cash provided by financing activities was 9,000 and $5,000, respectively. For the period from inception (July 5, 2012) to October 31, 2014, cash provided by financing activities consisted of $26,580 received from proceeds from issuance of common stock and $14,678 from advances from a director.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended October 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Signature	Title	Date

/s/ Andrei Catalin Ispas
Andrei Catalin Ispas	President, Treasurer, Secretary and Director	December 15, 2014