Form 10-K
period 2015-01-31
ANYTRANSLATION CORP
filed 2015-05-18
CIK 1571804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 _________________________

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2015

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

89109(702) 997-2269

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [X] No [  ]

No market value has been computed as of July 31, 2014 based upon the fact that no active trading market has been established.

 As of May 14, 2015, the Company had 6,079,000 shares of Common Stock outstanding.

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

After acquiring that information, we will contact our freelancers in the target language’s country to see the availability and their time frames. When we get the freelancer’s availability, we will send a quote to the potential customer, and if he agrees to it, he will upload his document to our website and we will direct him to a payment method to give a deposit before sending the document to the freelancer. When the translation is completed, the freelancer will upload the translated document back to our website and we will send it to another freelancer for proofreading.

We will demand another payment from the customer, while sending him a sample of the translated work, before proofreading. When the document is corrected and edited, we will demand the final payment.

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

We have executed a contract with Traduction Syllatra, a translation company located in Canada, who is willing to provide us with freelancers. They will be used to translate in Canadian French and English since these two languages are their country’s official languages. Other freelancers will be hired gradually and according to the demand. Since freelancers do not get a salary, we will always be looking for translation graduate freelancers.

Agreement

The registrant has signed an Agreement with Traduction Syllatra, a translation company located in Canada, on November 23rd, 2012. AnyTranslation Corp. will contract translation projects to Syllatra, for a predefined quote, discussed and agreed upon before the beginning of each project.  Duration of the agreement is until written 30 day notice of termination is given by either party.

Other material terms of the agreement are as follows:

1. THE CONTRACTOR WISHES TO OFFER ITS TRANSLATIONS SERVICES THROUGH COMPANY WEB

SITE.

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

Our Competition

The translation/interpretation service market is highly competitive. There are many international companies who provide translation services. Some companies, such as “freetranslation.com” and “translation.babylon.com” offer online translation services. These are established companies with large client bases. We will attempt to compete with these competitors by improving the quality of translation by using localized translators (in the area for which the translation document is prepared).  We expect competition to continue to intensify in the future. Competitors include companies with substantial customer bases and working history. There can be no assurance that we can maintain a competitive position against current or future competitors, particularly those with greater financial, marketing, service, support, technical and other resources. Our failure to maintain a competitive position within the market could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we will be able to compete successfully against current and future competitors, and competitive pressures faced by us may have a material adverse effect on our business, financial condition and results of operations.

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

As of January 31, 2015, no shares of our common stock have traded.

Number of Holders

As of January 31, 2015, the 6,079,000 issued and outstanding shares of common stock were held by a total of 28 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended January 31, 2015 and 2014.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

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

YEAR ENDED JANUARY 31, 2015 COMPARED TO YEAR ENDED JANUARY 31, 2014.

Our net loss for the year ended January 31, 2015 was $31,154 compared to a net loss of $9,450 for the year ended January 31, 2014. During the years ended January 31, 2015 and 2014, we generated revenues of $0 and $3,990, and we incurred net losses totaling $31,154 and $9,450, respectively.

During the year ended January 31, 2015, we incurred general expenses of $31,154 compared to $13,440 general expenses incurred during the year ended January 31, 2014. The increase in general expenses is primarily due to increase in professional fees during the year ended January 31, 2015.

 LIQUIDITY AND CAPITAL RESOURCES

 FISCAL YEARS ENDED JANUARY 31, 2015 AND 2014

As of January 31, 2015, our total assets were $175 comprised of cash and cash equivalents and our total liabilities were $16,998 comprised of advances from a related party.

As of January 31, 2014, our total assets were $20,009 comprised of cash and cash equivalents and out total liabilities were $5,678 comprised of advances from a related party.

Stockholders’ equity decreased from $14,331 as of January 31, 2014 to a deficit of $16,823 as of January 31, 2015.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended January 31, 2015, net cash flows used in operating activities was $31,154. For the year ended January 31, 2014, net cash flows used in operating activities were $9,450.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances from a related party or the issuance of equity instruments. For the fiscal year ended January 31, 2015, net cash from financing activities was $11,320 consisting of $11,320 proceeds in advances from our sole director.  For the year ended January 31, 2014, net cash from financing activities was $26,580 consisting of $21,580 of proceeds received from issuances of common stock and $5,000 in advances from our sole  director.

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

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

ANYTRANSLATION CORP

TABLE OF CONTENTS

JANUARY 31, 2015

* Report of Independent Registered Public Accounting Firm

            12

* Balance Sheets as of January 31, 2015 and 2014

13

* Statements of Operations for the years ended January 31, 2015 and 2014

14

* Statements of Stockholders’ Equity (Deficit) as of January 31, 2015 and 2014

            15

* Statements of Cash Flows for the years ended January 31, 2015 and 2014

16

* Notes to the Financial Statements

     17 - 19

LBB & ASSOCIATES LTD., LLP

10260 Westheimer Road, Suite 310

Houston, TX 77042

Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

AnyTranslation Corp.

Las Vegas, Nevada

We have audited the accompanying balance sheets of AnyTranslation Corp. (the “Company”) as of January 31, 2015 and 2014, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended January 31, 2015. AnyTranslation Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AnyTranslation Corp. as of January 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 7 to the financial statements, the Company’s recurring losses from operations and its likely need for additional financing in order to meet its financial obligations raise substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP

Houston, Texas

May 14, 2015

ANYTRANSLATION CORP

BALANCE SHEETS

JANUARY 31, 2015 AND 2014

ASSETS	2015	2014
Current Assets
Cash and cash equivalents	$ 175	$ 20,009

Total Assets	$ 175	$ 20,009

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Advances from director	$ 16,998	$ 5,678
Total current liabilities	16,998	5,678
Total Liabilities	16,998	5,678

Stockholders’ Equity (Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized, 6,079,000 shares issued and outstanding	6,079	6,079
Additional paid in capital	20,501	20,501
Accumulated deficit	(43,403)	(12,249)
Total Stockholders’ Equity (Deficit)	(16,823)	14,331

Total Liabilities and Stockholders’ Equity (Deficit)	$ 175	$ 20,009

See accompanying notes to financial statements.

ANYTRANSLATION CORP

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JANUARY 31, 2015 AND 2014

	Year ended January 31, 2015	Year ended January 31, 2014

REVENUES	$ -	$ 3,990

OPERATING EXPENSES
General expenses	31,154	13,440
TOTAL OPERATING EXPENSES	31,154	13,440

NET LOSS	$ (31,154)	$ (9,450)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.01)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,079,000	5,151,532

See accompanying notes to financial statements

ANYTRANSLATION CORP

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED JANUARY 31, 2015 AND 2014

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, January 31, 2013	5,000,000	$ 5,000	$ -	$ (2,799)	$ 2,201

Shares issued for cash	1,079,000	1,079	20,501	-	21,580

Net loss	-	-	-	(9,450)	(9,450)

Balance, January 31, 2014	6,079,000	6,079	20,501	(12,249)	14,331

Net loss	-	-	-	(31,154)	(31,154)

Balance, January 31, 2015	6,079,000	$ 6,079	$ 20,501	$ (43,403)	$ (16,823)

See accompanying notes to financial statements.

ANYTRANSLATION CORP

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JANUARY 31, 2015 AND 2014

	Year ended January 31, 2015	Year ended January 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (31,154)	$ (9,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Net Cash Used in Operating Activities	(31,154)	(9,450)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	21,580
Advances from director	11,320	5,000
Net Cash Provided by Financing Activities	11,320	26,580

Net Change in Cash	(19,834)	17,130
Cash, beginning of period	20,009	2,879
Cash, end of period	$ 175	$ 20,009

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes to financial statements.

ANYTRANSLATION CORP

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2015

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

AnyTranslation Corp. (“we” or the “Company) was incorporated under the laws of the State of Nevada on July 5, 2012.  We are in the business of translation and interpretation. The Company undertakes translation and interpretation projects for various fields from business, economics, to science issues. All operating projects are customer tailored with freelancers that operate in their mother tongue.

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Development Stage Company

The Company has elected to adopt application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements; it no longer presents or discloses inception-to-date information and other remaining disclosure requirements of Topic 915.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $175 and $20,009 of cash as of January 31, 2015 and 2014, respectively.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimate

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of January 31, 2015 and 2014.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 3 – ADVANCES FROM DIRECTOR

On July 5, 2012, the Company’s sole director loaned $678 to incorporate the Company. On July 5, 2013 the director advanced an additional $2,500 to the Company for operating expenses.  On September 18, 2013, the director advanced an additional $2,500 to the Company for operating expenses.

During the year ended January 31, 2015, the director advanced $11,320 to the Company for operating needs. The balance due to the director was $16,998 and $5,678 as of January 31, 2015 and 2014, respectively.  The advances are unsecured and payable on demand and non-interest bearing

.

NOTE 4 – CAPITAL STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

No shares were issued during the year ended January 31, 2015.

There were 6,079,000 shares of common stock issued and outstanding as of January 31, 2015 and 2014, respectively.

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

NOTE 6 – INCOME TAXES

As of January 31, 2015, the Company had net operating loss carry forwards of approximately $43,000 that may be available to reduce future years’ taxable income in varying amounts through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the periods ended January 31:

	2015	2014
Federal income tax benefit attributable to:
Current Operations	$ 10,592	$ 3,213
Less: valuation allowance	(10,592)	(3,213)
Net provision for Federal income taxes	$ -	$ -

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of January 31:

	2015	2014
Deferred tax asset attributable to:
Net operating loss carryover	$ 14,755	$ 4,163
Less: valuation allowance	(14,755)	(4,163)
Net deferred tax asset	$ -	$ -

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $43,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 7 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues and accumulated deficit of $43,403 as of January 31, 2015.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2015 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of January 31, 2015, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of  January 31, 2015, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at January 31, 2015, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of January 31, 2015 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of January 31, 2015, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our Director’s Biography

Catalin Ispas has studied languages, from 1993 to 1996, at the Scoala Profesionala Dimitrie Ghika. From 2002 to 2011, specializing in German French and Romanian, he has worked as an independent translator in the field of translation of official immigration documents in his native city of Comanesti, Romania.

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

SIGNIFICANT EMPLOYEES

We have no employees.  Our sole officer and director, Andrei Catalin Ispas, is an independent contractor to us and currently devotes approximately twenty hours per week to company matters.  After receiving funding pursuant to our business plan Mr. Ispas intends to devote as much time as the Board of Directors deems necessary to manage the affairs of the company.

Item 11.

  EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary and all other executive officers (collectively, the “Named Executive Officers”) from inception on July 5, 2012 until January 31, 2015:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Andrei Catalin Ispas, President, Treasurer and Secretary	July 5, 2012to January 31, 2015	0	0	0	0	0	0	0	0

There are no current employment agreements between the company and its officers.

CHANGE OF CONTROL

As of January 31, 2015, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of May 14, 2015, the number and percentage of outstanding shares of our common stock beneficially owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the Named Executive Officers (as defined in “Item 11. Executive Compensation”); and (d) all current directors and executive officers, as a group. As of May 14, 2015, there were 6,079,000 shares of common stock issued and outstanding.  Other than our common stock, we have no other series of stock outstanding.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided.

In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, (a) the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws; and (b) no person owns more than 5% of our common stock.

Name and Address of Beneficial Owner	Number of Shares Owned	Percentage of Class

Andei Catalin Ispas	5,000,000	82.3%
President, Secretary, Treasurer and Director

Changes in Control

The Company is not aware of any arrangements which may at a subsequent date result in a change of control of the Company.

Item 13. Certain Relationships and Related Transactions

During the year ended January 31, 2015, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

During fiscal year ended January 31, 2014, we paid $9,531 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements.

During fiscal year ended January 31, 2015, we paid $9,350 in fees to our principal independent accountants for professional services rendered in connection with the audit of our fiscal year end financial statements and quarterly reviews.

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

Signature	Title	Date

/s/ Andrei Catalin Ispas
Andrei Catalin Ispas	President, Treasurer, Secretary and Director	May 14, 2015