Form 10-Q
period 2015-04-30
ANYTRANSLATION CORP
filed 2015-06-30
CIK 1571804

U.S. SECURITIES AND EXCHANGE COMMISSIONWashington, D.C. 20549

Form 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

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

(702) 997-2267

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.   N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes [X] No [   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date: As of June 29, 2015, there were 6,079,000 shares of Common Stock issued and outstanding.

ANYTRANSLATION CORP.

BALANCE SHEETS

APRIL 30, 2015 AND JANUARY 31, 2015

(UNAUDITED)

ASSETS	April 30, 2015	January 31, 2015
Current Assets
Cash and cash equivalents	$ 6	$ 175
Total current assets	6	175
Total Assets	$ 6	$ 175

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Advances from director	$17,348	$ 16,998
Accounts payable	6,800	-
Total current liabilities	24,148	16,998
Total Liabilities	24,148	16,998

Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 6,079,000 shares issued and outstanding	6,079	6,079
Additional paid in capital	20,501	20,501
Accumulated deficit	(50,722)	(43,403)
Total Stockholders’ Deficit	(24,142)	(16,823)

Total Liabilities and Stockholders’ Deficit	$ 6	$ 175

The accompanying notes are an integral part of these financial statements

ANYTRANSLATION CORP.

STATEMENTS OF OPERATIONS

 FOR THE THREE MONTH PERIODS ENDED APRIL 30, 2015 AND 2014

 (UNAUDITED)

	Three months ended April 30, 2015	Three months ended April 30, 2014

REVENUES	$ -	$ -

OPERATING EXPENSES

General and administrative expenses	7,319	13,251

TOTAL OPERATING EXPENSES	7,319	13,251

NET LOSS	$ (7,319)	$ (13,251)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,079,000	6,079,000

The accompanying notes are an integral part of these financial statements

ANYTRANSLATION CORP.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTH PERIODS ENDED APRIL 30, 2015 AND 2014

 (UNAUDITED)

	Three months ended April 30, 2015	Three months ended April 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,319)	$(13,251)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities
Accounts payable	6,800	4,000
CASH FLOW USED IN OPERATING ACTIVITIES	(519)	(9,251)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from director advances	350	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	350	-
NET CHANGE IN CASH	(169)	(9,251)
Cash, beginning of period	175	20,009
Cash, end of period	$6	$10,758
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements

ANYTRANSLATION CORP.

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2015

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

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN

BASIS OF ACCOUNTING

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. Accordingly, these financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows as of April 30, 2015 and for all interim periods presented herein have been reflected in these financial statements and the notes there to. Interim results for the three months ended April 30, 2015 are not necessarily indicative of the results to be expected for the fiscal year as a whole. These financial statements should be read in conjunction with the audited financial statements and accompanying notes as included in the Form 10-K for the year ended January 31, 2015.

GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses resulting in an accumulated deficit of $50,722 as of April 30, 2015 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and, or, private placement of common stock.  These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

ANYTRANSLATION CORP.

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2015

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

During the three month period ended April 30, 2015 director loaned an additional $350 to the working capital.

The balance due to the director was $17,348 and $16,998 as of April 30, 2015 and January 31, 2015, respectively.  The advances are unsecured and payable on demand and non-interest bearing.

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

Three Month Period Ended April 30, 2015 Compared to Three Month Period Ended April 30, 2014.

Our net loss for the three month period ended April 30, 2015 was $7,319 compared to a net loss of $13,251 for the three month period ended April 30, 2014. During the three-month period ended April 30, 2015, we have not generated any revenue.

During the three month period ended April 30, 2015, we incurred general and administrative expenses $7,319 compared to $13,251 incurred for the three month period ended April 30, 2014. General and administrative fee expenses incurred during the three month periods ended April 30, 2015 and 2014 were generally related to corporate overhead, financial and administrative contracted services.

The weighted average number of shares outstanding was 6,079,000 for the three month period ended April 30, 2015 and 2014, respectively.

Liquidity and Capital Resources

Three Month Period Ended April 30, 2015

As of April 30, 2015, our total assets were $6 compared to $175 in total assets at January 31, 2015. Total assets were comprised of $6 in cash. As of April 30, 2015, our current liabilities were $24,148. Stockholders’ deficit was $24,142 as of April 30, 2015 compared to stockholders' deficit of $16,823 as of January 31, 2015.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended April 30, 2015, net cash flows used in operating activities was $519. Net cash flows used in operating activities was $9,251 for the three month period ended April 30, 2014.

Cash Flows from Investing Activities

For the three month period ended April 30, 2015 and 2014, the Company has not generated any cash flows from investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity. For the three month period ended April 30, 2015, net cash provided by financing activities was $350 received from advances from a director. For the three month period ended April 30, 2014, the Company did not generate any cash flows from financing activities.

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

Going Concern

The independent auditors' review report accompanying our January 31, 2015 audited financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended April 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Signature	Title	Date

/s/ Andrei Catalin Ispas
Andrei Catalin Ispas	President, Treasurer, Secretary and Director	June 29, 2015