Form 10-Q
period 2015-07-31
ANYTRANSLATION CORP
filed 2015-09-21
CIK 1571804

U.S. SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
Form 10-Q

Mark One
[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. No. 000-55210

ANYTRANSLATION CORP.
 (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	7380 (Primary Standard Industrial Classification Number)	98-1060941 (IRS Employer Identification Number)

1255 W. Rio Salado Parkway
Suite 215
Tempe, AZ 85281
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date: As of September 18, 2015, there were 6,079,000 shares of Common Stock of the issuer outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

ANYTRANSLATION CORP.
BALANCE SHEETS
 (UNAUDITED)
	July31, 2015	January 31, 2015

ASSETS
Current Assets
Cash and cash equivalents	$-	$175
Total current assets	-	175
Total Assets	$-	$175

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current Liabilities
Advances from director	$-	$16,998
Accounts payable and accrued liabilities	9,050	-
Total current liabilities	9,050	16,998
Total Liabilities	9,050	16,998

Stockholders' Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 6,079,000 shares issued and outstanding	6,079	6,079
Additional paid in capital	37,849	20,501
Accumulated deficit	(52,978)	(43,403)
Total Stockholders' Deficit	(9,050)	(16,823)

Total Liabilities and Stockholders' Deficit	$-	$175

The accompanying notes are an integral part of these financial statements

ANYTRANSLATION CORP.
STATEMENTS OF OPERATIONS
 FOR THE THREE AND SIX MONTH PERIODS ENDED JULY 31, 2015 AND 2014
 (UNAUDITED)

	Three Months Ended		Six Months Ended
	July 31, 2015	July 31, 2014	July 31, 2015	July 31, 2014

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	2,256	14,852	9,575	28,103
Total Operating Expenses	2,256	14,852	9,575	28,103

LOSS BEFORE INCOME TAXES	(2,256)	(14,852)	(9,575)	(28,103)
Income taxes	-	-	-	-
NET LOSS	$(2,256)	$(14,852)	$(9,575)	$(28,103)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,079,000	6,079,000	6,079,000	6,079,000

The accompanying notes are an integral part of these financial statements

ANYTRANSLATION CORP.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED JULY 31, 2015 AND 2014
 (UNAUDITED)

	Six Months Ended	Six Months Ended
	July 31, 2015	July 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,575)	$(28,103)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Accounts payable and accrued liabilities	9,050	1,800
Net Cash Used in Operating Activities	(525)	(26,303)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from prior director	350	7,000
Net Cash Provided by Financing Activities	350	7,000

Net Change in Cash	(175)	(19,303)
Cash, beginning of period	175	20,009
Cash, end of period	$-	$706

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Advances forgiven by prior director	$17,348	$-

The accompanying notes are an integral part of these financial statements

ANYTRANSLATION CORP.
NOTES TO THE FINANCIAL STATEMENTS
JULY 31, 2015
(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

AnyTranslation Corp. (the "Company") was incorporated under the laws of the State of Nevada on July 5, 2012.  We were founded to be in the business of translation and interpretation. The Company undertook  translation and interpretation projects for various fields from business, economics, to science issues. All operating projects were customer tailored with freelancers that operated in their mother-tongue.  We are presently in the process of exploring other business opportunities.

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN

BASIS OF ACCOUNTING

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. Accordingly, these financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows as of July 31, 2015 and for all interim periods presented herein have been reflected in these financial statements and the notes there to. Interim results for the six months ended July 31, 2015 are not necessarily indicative of the results to be expected for the fiscal year as a whole. These financial statements should be read in conjunction with the audited financial statements and accompanying notes as included in the Form 10-K for the year ended January 31, 2015.

GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses resulting in an accumulated deficit of $52,978 as of July 31, 2015  and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and, or, private placement of common stock.  These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 – ADVANCES FROM DIRECTOR
Prior to the year ended January 31, 2015, the director advanced $16,998 to the Company for operating needs.

During the three month period ended April 30, 2015, the director loaned an additional $350 to the Company's working capital. On June 29, 2015, the director forgave all his advances of $17,348. The advance forgiveness was recorded as additional capital during the three month period ended July 31, 2015.

The balance due to the director was $0 and $16,998 as of July 31, 2015 and January 31, 2015, respectively.

NOTE 4 – SUBSEQUENT EVENTS

On September 2, 2015, a change in control of Anytranslation Corp. (the "Company") occurred by virtue of the Company's largest shareholder, Andrei Catalin Ispas, selling 4,000,000 shares of the Company's common stock to Forestbay Capital Partners II, LLC, a Delaware limited liability company. Such shares represent 65.8% of the Company's total issued and outstanding shares of common stock. As part of the sale of the shares, Forestbay Capital Partners arranged with Mr. Ispas, prior to resigning as the sole member of the Company's Board of Directors (see Item 5.02 below), to appoint Mr. Edward Mooney as the sole officer and director of the Company.

Effective September 2, 2015, the Company accepted the resignation of Andrei Catalin Ispas as the sole officer of the Company and as the sole member of the Company's board of directors. The resignation of Mr. Ispas was not due to any disagreement with the Company on any matter relating to its operations, policies or practices. Simultaneously, Mr. Edward Mooney, was elected as the as the Company's President, Secretary, Treasurer and a member of the Board of Directors. Mr. Mooney is the Manager of Forestbay Capital Partners II, LLC. In addition, Mr. Philip G. Allen was named to the Board of Directors on September 2, 2015.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements". These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

From inception, the objective of Anytranslation Corp was to provide a translation and/or interpretation service to anyone, anywhere. To do so, our business model will consist of employing freelancers instead of regular office employees.
Other than translation and interpretation, we performed a localization service. This involved a comprehensive study of the target culture in order to correctly adapt the product to local needs. The localization process is most generally related to the cultural adaptation and translation of software, video games and websites, and less frequently to any written translation.
Finally, the last service provided by AnyTranslation was proofreading. It may also be seen as the most important one since the freelancers are humans, and mistakes could be made. It is the proofreaders' job to find these mistakes and show them to the translator to correct them before handing the job to the client.
As disclosed in our Current Report on Form 8-K dated September 3, 2015, there has been a change in control of our majority shareholder and management. As a result we will no longer be working in the area of translation services. At the appropriate time, we will be announcing our plans for ongoing operations. We also contemplate changing our name when we finalize plans for new operations.
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

Six Month Period Ended July 31, 2015 Compared to Six Month Period Ended July 31, 2014.

Our net loss for the six month period ended July 31, 2015 was $9,575 compared to a net loss of $28,103 for the six month period ended July 31, 2014. During the six-month period ended July 31, 2015 we have not generated any revenue while in the six-month period ended July 31, 2014 we have generated $0 of revenue.

During the six month period ended July 31, 2015, we incurred general and administrative expenses $9,575 compared to $28,103 incurred for the six month period ended July 31, 2014. General and administrative fee expenses incurred during the six month periods ended July 31, 2015 and 2014 were generally related to corporate overhead, financial and administrative contracted services.

The weighted average number of shares outstanding was 6,079,000 for the six month periods ended July 31, 2015 and 2014.

Three Month Period Ended July 31, 2015 Compared to Three Month Period Ended July 31, 2014

Our net loss for the three month period ended July 31, 2015 was $2,256 compared to a net loss of $14,852 for the three month period ended July 31, 2014. During the three-month periods ended July 31, 2015 and 2014, we have not generated any revenue.

During the three month period ended July 31, 2015, we incurred general and administrative expenses $2,256 compared to $14,852 incurred for the three month period ended July 31, 2014. General and administrative fee expenses incurred during the three month periods ended July 31, 2015 and 2014 were generally related to corporate overhead, financial and administrative contracted services.

The weighted average number of shares outstanding was 6,079,000 for the period ended July 31, 2015 and 2014.

Liquidity and Capital Resources

Six Month Period Ended July 31, 2015

As of July 31, 2015, our total assets were $0 compared to $175 in total assets at January 31, 2015. Total assets were comprised of $0 in cash. As of July 31, 2015, our current liabilities were $9,050. Stockholders' deficit was $9,050 as of July 31, 2015 compared to stockholders' deficit of $16,823 as of January 31, 2015. As of July 31, 2015, we had negative working capital of $9,050.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended July 31, 2015, net cash flows used in operating activities was $525. Net cash flows used in operating activities was $26,303 for the six month period ended July 31, 2014.

Cash Flows from Investing Activities

For the six month period ended July 31, 2015 and 2014, the Company has not generated any cash flows from investing activities.

Cash Flows from Financing Activities
Since inception we have financed our operations primarily from either advances from our previous sole director or the issuance of equity. For the six month period ended July 31, 2015, net cash provided by financing activities consisted of $350 from advances from our prior director.

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

Going Concern

The independent auditors' report accompanying our January 31, 2015 audited financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six month period ended July 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101**	The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2015 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AnyTranslation Corp.
Dated: September 18, 2015	By: /s/Edward Mooney
Edward Mooney
President, Secretary and Treasurer.