Form 10-Q
period 2015-10-31
VIBE WIRELESS CORP.
filed 2015-12-10
CIK 1571804

U.S. SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
Form 10-Q

Mark One
[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. No. 000-55210

VIBE WIRELESS CORP.
 (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	7380 (Primary Standard Industrial Classification Number)	98-1060941 (IRS Employer Identification Number)

1255 W. Rio Salado Parkway
Suite 215
Tempe, AZ 85281
(Address and telephone number of principal executive offices)

ANYTRANSLATION CORP
(Former name, former address and former fiscal year, if changed since last report)
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date: As of December 10, 2015, there were 6,079,000 shares of Common Stock of the issuer outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

VIBE WIRELESS CORP.
(FORMERLY ANYTRANSLATION CORP.)
BALANCE SHEETS
 (UNAUDITED)

	October 31, 2015	January 31, 2015

ASSETS
Current Assets
Cash and cash equivalents	$-	$175
Total current assets	-	175
Total Assets	$-	$175

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current Liabilities
Advances & Loans from Related Parties	$8,600	$16,998
Accounts payable and accrued liabilities	6,368	-
Total current liabilities	14,968	16,998
Total Liabilities	14,968	16,998

Stockholders' Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 6,079,000 shares issued and outstanding	6,079	6,079
Additional paid in capital	37,849	20,501
Accumulated deficit	(58,896)	(43,403)
Total Stockholders' Deficit	(14,968)	(16,823)

Total Liabilities and Stockholders' Deficit	$-	$175

The accompanying notes are an integral part of these financial statements

VIBE WIRELESS CORP.
(FORMERLY ANYTRANSLATION CORP.)
STATEMENTS OF OPERATIONS
 FOR THE THREE AND NINE MONTH PERIODS ENDED OCTOBER 31, 2015 AND 2014
 (UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 31, 2015	October 31, 2014	October 31, 2015	October 31, 2014

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	5,918	2,408	15,493	30,511
Total Operating Expenses	5,918	2,408	15,493	30,511

LOSS BEFORE INCOME TAXES	(5,918)	(2,408)	(15,493)	(30,511)
Income taxes	-	-	-	-
NET LOSS	$(5,918)	$(2,408)	$(15,493)	$(30,511)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,079,000	6,079,000	6,079,000	6,079,000

The accompanying notes are an integral part of these financial statements

VIBE WIRELESS CORP.
(FORMERLY ANYTRANSLATION CORP.)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED OCTOBER 31, 2015 AND 2014
(UNAUDITED)

	Nine months ended October 31, 2015	Nine months ended October 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,493)	(30,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities
Accounts payable	6,368	1,800
CASH FLOW USED IN OPERATING ACTIVITIES	(9,125)	(28,711)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from related parties	8,600	9,000
Advances from prior director	350	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	8,950	9,000
NET CHANGE IN CASH	(175)	(19,711)
Cash, beginning of period	175	20,009
Cash, end of period	$-	298
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	-
Income taxes paid	$-	-
NONCASH TRANSACTIONS:
Advances forgiven by prior director	$17,348	-

The accompanying notes are an integral part of these financial statements

VIBE WIRELESS CORP.
(FORMERLY ANYTRANSLATION CORP.)
NOTES TO THE FINANCIAL STATEMENTS
OCTOBER 31, 2015
(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

AnyTranslation Corp. (the “Company”) was incorporated under the laws of the State of Nevada on July 5, 2012.  We were founded to be in the business of translation and interpretation. The Company undertook  translation and interpretation projects for various fields from business, economics, to science issues. All operating projects were customer tailored with freelancers that operated in their mother-tongue.  We are presently in the process of exploring other business opportunities.  On November 12, 2015, we changed our name to Vibe Wireless Corp in connection with merging with our wholly-owned subsidiary and adopted a business plan to pursue business opportunities in the global telecommunications industry. This name change and our ticker symbol change was acknowledged by FINRA and effected in the market on November 23, 2015.

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN

BASIS OF ACCOUNTING

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. Accordingly, these financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows as of October 31, 2015 and for all interim periods presented herein have been reflected in these financial statements and the notes there to. Interim results for the nine months ended October 31, 2015 are not necessarily indicative of the results to be expected for the fiscal year as a whole. These financial statements should be read in conjunction with the audited financial statements and accompanying notes as included in the Form 10-K for the year ended January 31, 2015.

GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses resulting in an accumulated deficit of $58,896 as of October 31, 2015  and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and, or, private placement of common stock.  These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 – RELATED PARTY TRANSACTIONS
Prior to the year ended January 31, 2015, the director advanced $16,998 to the Company for operating needs.

During the three month period ended April 30, 2015, the director loaned an additional $350 to the Company’s working capital. On June 29, 2015, the director forgave all his advances of $17,348. The advance forgiveness was recorded as additional capital during the nine month period ended October 31, 2015.

On August 28, 2015, the Company’s new officer and director entered into an agreement to loan up to $50,000 to the Company, accruing interest at 8%, due on September 1, 2016, and unsecured. As of October 31, 2015 the Company has received $8,600 in loan proceeds.

The balance due to advances and loans from related parties was $8,600 and $16,998 as of October 31, 2015 and January 31, 2015, respectively.

NOTE 4 – SUBSEQUENT EVENTS

On November 12, 2015, we changed our name to Vibe Wireless Corp in connection with merging with our wholly-owned subsidiary and adopted a business plan to pursue business opportunities in the global telecommunications industry. This name change and our ticker symbol change was acknowledged by FINRA and effected in the market on November 23, 2015.

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
As disclosed in our Current Report on Form 8-K dated September 3, 2015, there has been a change in control of our majority shareholder and management. As a result we will no longer be working in the area of translation services. On November 12, 2015, we changed our name to Vibe Wireless Corp in connection with merging with our wholly-owned subsidiary and adopted a business plan to pursue business opportunities in the global telecommunications industry. This name change and our ticker symbol change was acknowledged by FINRA and effected in the market on November 23, 2015.
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

Nine Month Period Ended October 31, 2015 Compared to Nine Month Period Ended October 31, 2014

Our net loss for the nine month period ended October 31, 2015 was $15,493 compared to a net loss of $30,511for the nine month period ended October 31, 2014. During the nine-month periods ended October 31, 2015 and 2014, we have not generated any revenue.

During the nine month period ended October 31, 2015, we incurred general and administrative expenses $15,493  compared to $30,511 incurred for the nine month period ended October 31, 2014. General and administrative fee expenses incurred during the nine month periods ended October 31, 2015 and 2014 were generally related to corporate overhead, financial and administrative contracted services.

The weighted average number of shares outstanding was 6,079,000 for the nine month periods ended October 31, 2015 and 2014.

Three Month Period Ended October 31, 2015 Compared to Three Month Period Ended October 31, 2014

Our net loss for the three month period ended October 31, 2015 was $5,918 compared to a net loss of $2,408 for the three month period ended October 31, 2014. During the three-month periods ended October 31, 2015 and 2014, we have not generated any revenue.

During the three month period ended October 31, 2015, we incurred general and administrative expenses $5,918  compared to $2,408 incurred for the three month period ended October 31, 2014. General and administrative fee expenses incurred during the three month periods ended October 31, 2015 and 2014 were generally related to corporate overhead, financial and administrative contracted services.

The weighted average number of shares outstanding was 6,079,000 for the period ended October 31, 2015 and 2014.

Liquidity and Capital Resources

Nine Month Period Ended October 31, 2015

As of October 31, 2015, our total assets were $0 compared to $175 in total assets at January 31, 2015. Total assets were comprised of $0 in cash. As of October 31, 2015, our current liabilities were $14,968. Stockholders’ deficit was $14,968 as of October 31, 2015 compared to stockholders' deficit of $16,823 as of January 31, 2015. As of October 31, 2015, we had negative working capital of $14,968.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended October 31, 2015, net cash flows used in operating activities was $9,125. Net cash flows used in operating activities was $28,711 for the nine month period ended October 31, 2014.

Cash Flows from Investing Activities

For the nine month period ended October 31, 2015 and 2014, the Company has not generated any cash flows from investing activities.

Cash Flows from Financing Activities
Since inception we have financed our operations primarily from either advances from our previous sole director, the issuance of equity, or loans from related parties. For the nine month period ended October 31, 2015, net cash provided by financing activities consisted of $8,950 loaned from related parties, compared to $9,000 in net cash provided during the same period from the previous year which consisted loans from affiliated parties.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds, loans from Affiliated Parties, other debt facilities, or further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine month period ended October 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS

Exhibits:

31.1  Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1  Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vibe Wireless Corp. (formerly AnyTranslation Corp.)
Dated: December 10, 2015	By: /s/Edward Mooney
Edward Mooney President, Secretary and Treasurer.