Form 10-K
period 2016-01-31
VIBE WIRELESS CORP.
filed 2016-05-17
CIK 1571804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _________________________

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2016

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ----------------- to -----------------

Commission File No. 333-188358

________________________

VIBE WIRELESS CORP.
  (Exact name of small business registrant as specified in its charter)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [X] No [  ]

No market value has been computed as of July 31, 2015, based upon the fact that no active trading market has been established.
 As of May 16, 2016, the Company had 6,079,000 shares of Common Stock outstanding.

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

GENERAL

 On November 12, 2015, we changed our name to Vibe Wireless Corp in connection with merging with our wholly-owned subsidiary and adopted a business plan to pursue business opportunities in the global telecommunications industry. This name change and our ticker symbol change was acknowledged by FINRA and effected in the market on November 23, 2015.  We are presently in the process of exploring business opportunities.

AnyTranslation Corp. (the “Company”) was originally incorporated under the laws of the State of Nevada on July 5, 2012.  We were founded to be in the business of translation and interpretation. The Company undertook  translation and interpretation projects for various fields from business, economics, to science issues. All operating projects were customer tailored with freelancers that operated in their mother-tongue.  We are presently in the process of exploring other business opportunities.

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

Target Market

The global telecommunications industry exceeds  US$1 trillion in annual revenues. The industry  is comprised of very large privately-owned and government-owned service providers as well as small to medium-sized market entrants.  In some markets and for some services it is a highly regulated industry with wireless spectrum and other services subject to government approval for issuance of licenses, concessions and permits to operate.  In some cases, regulatory approvals and capital expenditures to introduce new products and services may be a significant barrier to entry.  Some telecommunications services and related service and product offerings are  unregulated and/or do not require significant investment in equipment, and thus offer new entrants a market entry opportunity.  The Company will seek to identify business opportunities to either develop and market products and services, enter into strategic alliances and relationships, or acquire existing companies or assets in selected markets.

In addition to growth in the use of wireline and wireless transport for voice and data transmissions, technologies such as smartphones and uses and applications such as video streaming, social media, online shopping, and online financial services are increasing worldwide demand for access to the internet by individuals, enterprises, governments, and other organizations.  The Company expects this demand to grow into the near future.

Our Competition

The global telecommunications market is highly competitive. There are many domestic and  international companies who provide telecommunications services and related services.   We expect competition to continue to intensify in the future. Competitors include companies with substantial customer bases and working history. There can be no assurance that we can maintain a competitive position against current or future competitors, particularly those with greater financial, marketing, service, support, technical and other resources. Our failure to maintain a competitive position within the market could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we will be able to compete successfully against current and future competitors, and competitive pressures faced by us may have a material adverse effect on our business, financial condition and results of operations.

Item 1A.  Risk Factors

Not applicable to smaller reporting companies, such as our company.

Item 2.  Description of Property

We do not own any real estate or other properties.

Item 3.  Legal Proceedings
We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.
Item 4.  Mine Safety Disclosures

Not applicable.

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

As of January 31, 2016, no shares of our common stock have traded.

Number of Holders

As of January 31, 2016, the 6,079,000 issued and outstanding shares of common stock were held by a total of 28 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended January 31, 2016 and 2015.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by the Company and any of our Officers and Directors

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

YEAR ENDED JANUARY 31, 2016 COMPARED TO YEAR ENDED JANUARY 31, 2015.

During the year ended January 31, 2016, we incurred general expenses of $37,560  compared to $31,154  in general expenses incurred during the year ended January 31, 2015. The increase in general expenses is primarily due to increase in professional fees during the year ended January 31, 2016.

Our net loss for the years ended January 31, 2016 was $37,560  compared to a net loss of $31,154 for the year ended January 31, 2015. During the years ended January 31, 2016 and 2015, we generated revenues of $0 and $0.

 LIQUIDITY AND CAPITAL RESOURCES

 FISCAL YEARS ENDED JANUARY 31, 2016 AND 2015

As of January 31, 2016, our total assets were $ 0 and our total liabilities were $37,035  comprised of advances from a related party and accounts payable.

As of January 31, 2015, our total assets were $175 comprised of cash and cash equivalents and our total liabilities were $16,998 comprised of advances from a related party.

Stockholders’ deficit increased from a deficit of $16,823 as of January 31, 2015 to $37,035 as of January 31, 2016.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended January 31, 2016, net cash flows used in operating activities were $35,289.   For the year ended January 31, 2015, net cash flows used in operating activities was $31,154.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances and loans from related parties or the issuance of equity instruments.  For the fiscal year ended January 31, 2016, net cash from financing activities was $35,114 consisting entirely of advances and loans from a former sole director and from a related party. For the fiscal year ended January 31, 2015, net cash from financing activities was $11,320 consisting of $11,320 proceeds in advances from our sole director.

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

 Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS
VIBE WIRELESS CORP.

JANUARY 31, 2016

* Report of Independent Registered Public Accounting Firm	10

* Balance Sheets as of January 31, 2016 and 2015	11

* Statements of Operations for the years ended January 31, 2016 and 2015	12

* Statements of Stockholders’ Equity (Deficit) as of January 31, 2016 and 2015	13

* Statements of Cash Flows for the years ended January 31, 2016 and 2015	14

* Notes to the Financial Statements	15 - 17

LBB & ASSOCIATES LTD., LLP
10260 Westheimer Road, Suite 310
Houston, TX 77042
Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Vibe Wireless Corp.
Tempe, Arizona

We have audited the accompanying balance sheets of Vibe Wireless Corp., (the “Company”) as of January 31, 2016 and 2015, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended January 31, 2016. Vibe Wireless Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vibe Wireless Corp., as of January 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 7 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2017 raise substantial doubt about its ability to continue as a going concern. The 2016 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP
Houston, Texas
May 16, 2016

VIBE WIRELESS CORP.
BALANCE SHEETS
JANUARY 31, 2016 AND 2015

ASSETS	2016	2015
Current Assets
Cash and cash equivalents	$-	$175

Total Assets	$-	$175

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Accounts Payable	$2,271	$-
Advances and loans from related parties	34,764	16,998
Total current liabilities	37,035	16,998
Total Liabilities	37,035	16,998

Commitments and contingencies

Stockholders’ Equity (Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized, 6,079,000 shares issued and outstanding	6,079	6,079
Additional paid in capital	37,849	20,501
Accumulated deficit	(80,963)	(43,403)
Total Stockholders’ Equity (Deficit)	(37,035)	(16,823)

Total Liabilities and Stockholders’ Equity (Deficit)	$-	$175

See accompanying notes to financial statements.

VIBE WIRELESS CORP.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JANUARY 31, 2016 AND 2015

	Year ended January 31, 2016	Year ended January 31, 2015

REVENUES	$-	$-

OPERATING EXPENSES
General expenses	37,560	31,154
TOTAL OPERATING EXPENSES	37,560	31,154

NET LOSS	$(37,560)	$(31,154)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,079,000	6,079,000

See accompanying notes to financial statements

VIBE WIRELESS CORP.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED JANUARY 31, 2016 AND 2015

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, January 31, 2014	6,079,000	$6,079	$20,501	$(12,249)	$14,331

Net loss	-	-	-	(31,154)	(31,154)

Balance, January 31, 2015	6,079,000	6,079	20,501	(43,403)	(16,823)

Advances forgiven	-	-	17,348	-	17,348

Net loss	-	-	-	(37,560)	(37,560)

Balance, January 31, 2016	6,079,000	$6,079	$37,849	$(80,963)	$(37,035)

See accompanying notes to financial statements.

VIBE WIRELESS CORP.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JANUARY 31, 2016 AND 2015

	Year ended January 31, 2016	Year ended January 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(37,560)	$(31,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Accounts payable	2,271	-
Net Cash Used in Operating Activities	(35,289)	(31,154)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances and loans from related parties	35,114	11,320
Net Cash Provided by Financing Activities	35,114	11,320

Net Change in Cash	(175)	(19,834)
Cash, beginning of period	175	20,009
Cash, end of period	$-	$175

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NONCASH TRANSACTIONS:
Advances forgiven	$17,348	$-

See accompanying notes to financial statements.

VIBE WIRELESS CORP.
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2016 and 2015

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

AnyTranslation Corp. (“we” or the “Company) was incorporated under the laws of the State of Nevada on July 5, 2012.

On September 2, 2015, a change in control of the Company took place by virtue of the Company's largest shareholder and sole officer and director at that time, selling 4,000,000 shares of the Company's common stock to Forestbay Capital Partners II, LLC, a Delaware limited liability company. Such shares represent 65.8% of the Company's total issued and outstanding shares of common stock. As part of the sale of the shares, Forestbay Capital Partners arranged with the former officer and director, prior to his resignation as the sole officer and director of the Company Board, to appoint Mr. Edward Mooney as the sole officer and director of the Company. Mr. Mooney is the Manager of Forestbay Capital Partners II, LLC.

On November 12, 2015, we changed our name to Vibe Wireless Corp in connection with merging with our wholly-owned subsidiary and adopted a business plan to pursue business opportunities in the global telecommunications industry. This name change and our ticker symbol change was acknowledged by FINRA and effected in the market on November 23, 2015.  We are presently in the process of exploring business opportunities.

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $0 and $175 of cash as of January 31, 2016 and 2015, respectively.

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

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimate.

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of January 31, 2016 and 2015.

Recent Accounting Pronouncements
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 3 – RELATED PARTY TRANSACTIONS

Prior to the year ended January 31, 2015, a director advanced $16,998 to the Company for operating needs.

During the year ended January 31, 2016 the director loaned an additional $350 to the Company’s working capital. On June 29, 2015, the director forgave all his advances of $17,348. The advance forgiveness was recorded as additional paid-in capital during year ended January 31, 2016.

On August 28, 2015, the Company’s new officer and director entered into an agreement to loan up to $50,000 to the Company, accruing interest at 8%, due on August 14, 2017, and unsecured. As of January 31, 2016 the Company has received $34,764 in loan proceeds.

The balance due to advances and loans from related parties was $34,764 and $16,998 as of January 31, 2016 and 2015, respectively.

NOTE 4 – CAPITAL STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

No shares were issued during the year ended January 31, 2016.

There were 6,079,000 shares of common stock issued and outstanding as of January 31, 2016 and 2015, respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property.  An officer previously provided office services without charge.   Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future. When and if the Company commences operations or acquires another operating entity, at that time management will consider the need for a dedicated office.

NOTE 6 – INCOME TAXES

As of January 31, 2016, the Company had net operating loss carry forwards of approximately $81,000 that may be available to reduce future years’ taxable income in varying amounts through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the periods ended January 31:

	2016	2015
Federal income tax benefit attributable to:
Current Operations	$12,770	$10,592
Less: valuation allowance	(12,770)	(10,592)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of January 31:

	2016	2015
Deferred tax asset attributable to:
Net operating loss carryover	$27,525	$14,755
Less: valuation allowance	(27,525)	(14,755)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $81,000  for Federal income tax reporting purposes are subject to annual limitations. Changes in ownership could result in net operating loss carry forwards being limited as to use in future years.

NOTE 7 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues and accumulated deficit of $80,963  as of January 31, 2016.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2016 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of January 31, 2016, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.
We did not maintain appropriate cash controls – As of  January 31, 2016, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.
We did not implement appropriate information technology controls – As at January 31, 2016, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of January 31, 2016 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of January 31, 2016, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Edward P Mooney	56	President, CEO, Secretary, Treasurer and Director
Phil Allen	XX	Director

The following is a brief description of the business experience of our executive officers, director and significant employees:

Edward P Mooney has acted as our President, CEO,  Secretary, Treasurer and  Director since September 2, 2015. On September 2, 2015, a change in control of the Company took place by virtue of the Company's largest shareholder and sole officer and director at that time, selling 4,000,000 shares of the Company's common stock to Forestbay Capital Partners II, LLC, a Delaware limited liability company. Such shares represent 65.8% of the Company's total issued and outstanding shares of common stock. As part of the sale of the shares, Forestbay Capital Partners arranged with the former officer and director, prior to his resignation as the sole officer and director of the Company Board, to appoint Mr. Edward Mooney as the sole officer and director of the Company. Mr. Mooney is the Manager of Forestbay Capital Partners II, LLC.

Our president will be devoting approximately 25% of his business time to our operations. Once we expand operations, and are able to attract more customers to purchase our services, Mr. Mooney has agreed to commit more time as required. Because Mr. Mooney will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to him. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a cessation of operations.

Our Director’s Biographies

Edward Mooney

Mr. Mooney has 25 years of experience in all facets of corporate development for publicly‐traded companies and privately‐held ventures and investments including finance, mergers and acquisitions, corporate governance, investor relations, and regulatory compliance.   He has served as a director of publicly-traded companies, including most recently as a director of American Sands Energy Corporation from April 2011 until August 2014 and Colombia Energy Resources from 2010 to April 2013.  Both these companies were engaged in energy-related natural resources.   He also has and presently serves as managing director of a number of privately-held companies investing in and developing products, services and products in the alternative energy and specialty agricultural chemical industries, including Forestbay Capital Partners II, LLC, for whom he has served as Manager since June 2014.  Since August 2013, he has served as director, corporate secretary and executive vice president of Cobalt Holdings, Inc., a private company developing international telecommunications projects.  Mr. Mooney received a Masters Degree in Education in 1990 and a Bachelors Degree in Geography in 1982, each from the California State University System.

Philip G. Allen

Mr. Allen is an entrepreneur and senior executive in all aspects of investor relations and corporate communications, with considerable experience in marketing communications, media and public relations, business development and public and private startups. Since June 2013, Mr. Allen has served as the Vice President of Investor Relations and Corporate Communications for Cobalt Holdings, Inc.,  a private company developing international telecommunications projects.   He formerly was Director of Investor Relations for Nanoflex Power Corp., which develops and licenses advanced thin-film solar technologies and intellectual property. He is a co-founder of two publicly-traded companies, including Convergent Communications, Inc.  He also develops successful brand and marketing programs for companies, as well as build brand awareness through targeted media, public relations and Internet programs. He holds undergraduate (1971) and graduate degrees (1976) from Indiana University in liberal arts and mass communications.

COMMITTEES OF THE BOARD OF DIRECTORS

Our Board of Directors has no committees. We do not have a standing nominating, compensation or audit committee.

SIGNIFICANT EMPLOYEES

We have no employees.  Our sole officer and director, Edward Mooney, is an independent contractor to us and currently devotes approximately twenty hours per week to company matters.  After receiving funding pursuant to our business plan Mr. Mooney intends to devote as much time as the Board of Directors deems necessary to manage the affairs of the company.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary and all other executive officers (collectively, the “Named Executive Officers”) from inception on July 5, 2012 until January 31, 2016:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Andrei Catalin Ispas, President, Treasurer and Secretary	July 5, 2012 to September 2, 2015	0	0	0	0	0	0	0	0
Edward P. Mooney, President, CEO, Treasurer and Secretary	September 2, 2015 to January 31, 2016	0	0	0	0	0	0	0	0

There are no current employment agreements between the company and its officers.

CHANGE OF CONTROL

As of January 31, 2016, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of  May 16, 2016, the number and percentage of outstanding shares of our common stock beneficially owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the Named Executive Officers (as defined in “Item 11. Executive Compensation”); and (d) all current directors and executive officers, as a group. As of May 16, 2016, there were 6,079,000 shares of common stock issued and outstanding.  Other than our common stock, we have no other series of stock outstanding.

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

Name and Address of Beneficial Owner	Number of Shares Owned	Percentage of Class

Forest Bay Capital Partners II LLC	5,000,000	82.3%

Changes in Control

The Company is not aware of any arrangements which may at a subsequent date result in a change of control of the Company.

Item 13. Certain Relationships and Related Transactions

During the year ended January 31, 2016, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

During fiscal year ended January 31, 2015, we paid $9,350 in fees to our principal independent accountants for professional services rendered in connection with the audit of our fiscal year end financial statements and quarterly reviews.

During fiscal year ended January 31, 2016, we paid $10,600 in fees to our principal independent accountants for professional services rendered in connection with the audit of our fiscal year end financial statements and quarterly reviews.

PART IV

Item 15. Exhibits

The following exhibits are filed as part of this Annual Report.

Exhibits:

31.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1
Certification   of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Edward P Mooney
Edward P Mooney	President, CEO Treasurer, Secretary and Director	May 17, 2016