Form 10-Q
period 2016-04-30
VIBE WIRELESS CORP.
filed 2016-06-14
CIK 1571804

U.S. SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
Form 10-Q

Mark One
[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date: As of June 10, 2016, there were 6,079,000 shares of Common Stock of the issuer outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

VIBE WIRELESS CORP.
(FORMERLY ANYTRANSLATION CORP.)
BALANCE SHEETS
 (UNAUDITED)

	April 30, 2016	January 31, 2016

ASSETS
Current Assets
Cash and cash equivalents	$-	$-
Total current assets	-	-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current Liabilities
Advances & Loans from Related Parties	$37,855	$34,764
Accounts payable and accrued liabilities	6,875	2,271
Total current liabilities	44,730	37,035
Total Liabilities	44,730	37,035

Stockholders' Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 6,079,000 shares issued and outstanding	6,079	6,079
Additional paid in capital	37,849	37,849
Accumulated deficit	(88,658)	(80,963)
Total Stockholders' Deficit	(44,730)	(37,035)

Total Liabilities and Stockholders' Deficit	$-	$-

The accompanying notes are an integral part of these financial statements

VIBE WIRELESS CORP.
(FORMERLY ANYTRANSLATION CORP.)
STATEMENTS OF OPERATIONS
 FOR THE THREE MONTH PERIODS ENDED APRIL 30, 2016 AND 2015
 (UNAUDITED)

	Three Months Ended
	April 30, 2016	April 30, 2015

REVENUES	$-	$-

OPERATING EXPENSES
General and administrative expenses	7,695	7,319
Total Operating Expenses	7,695	7,319

LOSS BEFORE INCOME TAXES	(7,695)	(7,319)
Income taxes	-	-
NET LOSS	$(7,695)	$(7,319)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,079,000	6,079,000

The accompanying notes are an integral part of these financial statements

VIBE WIRELESS CORP.
(FORMERLY ANYTRANSLATION CORP.)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED APRIL 30, 2016 AND 2015
(UNAUDITED)

	Three months ended April 30, 2016	Three months ended April 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,695)	(7,319)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities
Accounts payable and accrued liabilities	4,604	6,800
CASH FLOW USED IN OPERATING ACTIVITIES	(3,091)	(519)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from related parties	3,091	-
Advances from prior director	-	350
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	3,091	350
NET CHANGE IN CASH	-	(169)
Cash, beginning of period	-	175
Cash, end of period	$-	6
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	-
Income taxes paid	$-	-

The accompanying notes are an integral part of these financial statements

VIBE WIRELESS CORP.
(FORMERLY ANYTRANSLATION CORP.)
NOTES TO THE FINANCIAL STATEMENTS
APRIL 30, 2016
(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Vibe Wireless Corp. (the “Company”) was incorporated under the laws of the State of Nevada on July 5, 2012.  We were founded to be in the business of translation and interpretation. The Company undertook translation and interpretation projects for various fields from business, economics, to science issues. All operating projects were customer tailored with freelancers that operated in their mother-tongue.  We are presently in the process of exploring other business opportunities.  On November 12, 2015, we changed our name from Anytranslation Corp., in connection with merging with our wholly-owned subsidiary and adopted a business plan to pursue business opportunities in the global telecommunications industry. This name change and our ticker symbol change was acknowledged by FINRA and effected in the market on November 23, 2015.

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN

BASIS OF ACCOUNTING

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. Accordingly, these financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows as of April 30, 2016 and for all interim periods presented herein have been reflected in these financial statements and the notes there to. Interim results for the three months ended April 30, 2016 are not necessarily indicative of the results to be expected for the fiscal year as a whole. These financial statements should be read in conjunction with the audited financial statements and accompanying notes as included in the Form 10-K for the year ended January 31, 2016.

GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses resulting in an accumulated deficit of  $88,658 as of April 30, 2016 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and, or, private placement of common stock.  These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 – RELATED PARTY TRANSACTIONS

On August 28, 2015, the Company’s new officer and director entered into an agreement to loan up to $50,000 to the Company, accruing interest at 8%, due on September 1, 2016, and unsecured. As of April 30, 2016 the Company has received $37,855  in loan proceeds, including $3,091 loaned during the three month period ended April 30, 2016. The Company has accrued $1,916 interest as of April 30, 2016.

The balance due to advances and loans from related parties was $37,855 and $34,764 as of April 30, 2016 and January 31, 2016 respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

As disclosed in our Current Report on Form 8-K dated September 3, 2015, and in our Report on Form 10-K for the period ending January 31, 2016, there has been a change in control of our majority shareholder and management. As a result we will no longer be working in the area of translation services. On November 12, 2015, we changed our name to Vibe Wireless Corp in connection with merging with our wholly-owned subsidiary and adopted a business plan to pursue business opportunities in the global telecommunications industry. This name change and our ticker symbol change was acknowledged by FINRA and effected in the market on November 23, 2015.

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

Three Month Period Ended April 30, 2016 Compared to Three Month Period Ended April 30, 2015

Our net loss for the three month period ended April 30, 2016 was $7,695 compared to a net loss of $7,319 for the three month period ended April 30, 2015. During the three month periods ended April 30, 2016 and April 30, 2015 we have not generated any revenue.

During the three month period ended April 30, 2016, we incurred general and administrative expenses of $7,695 compared to $ 7,319 incurred for the three month period ended April 30, 2015. General and administrative fee expenses incurred during the three month periods ended April 30, 2016 and April 30, 2015 were generally related to corporate overhead, financial and administrative contracted services, and interest expense.

The weighted average number of shares outstanding was 6,079,000 for the three month periods ended April 30, 2016 and 2015.

Liquidity and Capital Resources

Three Month Period Ended April 30, 2016

As of April 30, 2016 our total assets were $ 0.  As of April 30, 2016 our current liabilities were $44,730. Stockholders’ deficit was $44,730 as of April 30, 2016 compared to stockholders' deficit of $37,035 as of January 31, 2016.  As of April 30, 2016, we had negative working capital of $44,730.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended April 30, 2016, net cash flows used in operating activities was $3,091. Net cash flows used in operating activities was $519  for the three month period ended April 30, 2015.

Cash Flows from Investing Activities

For the three month period ended April 30, 2016 and 2015, the Company has not generated any cash flows from investing activities.

Cash Flows from Financing Activities

Since inception we have financed our operations primarily from either advances from our previous sole director, the issuance of equity, or loans from related parties, and loans from our current major shareholder.  For the three month period ended April 30, 2016 net cash provided by financing activities consisted of $3,091 loaned from a related party, compared to $350 in net cash provided during the same period from the previous year which consisted loans from a previous director.

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

Going Concern

The independent auditors' report accompanying our January 31, 2016 audited financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three month period ended April 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Vibe Wireless Corp. (formerly AnyTranslation Corp.)
Dated: June 14, 2016	By: /s/Edward Mooney
Edward Mooney President, Secretary and Treasurer.