Form 10-Q
period 2016-07-31
VIBE WIRELESS CORP.
filed 2016-09-19
CIK 1571804

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.   N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes☒  No☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date: As of September 15 2016, there were 6,079,000 shares of Common Stock of the issuer outstanding.

VIBE WIRELESS CORP.

BALANCE SHEETS

 (UNAUDITED)

	July 31, 2016	January 31, 2016

ASSETS
Current Assets
Cash and cash equivalents	$-	$-
Total current assets	-	-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current Liabilities
Advances and loans from related parties	$47,115	$34,764
Accounts payable and accrued liabilities	6,875	2,271
Total current liabilities	53,990	37,035
Total Liabilities	53,990	37,035

Stockholders' Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 6,079,000 shares issued and outstanding	6,079	6,079
Additional paid in capital	37,849	37,849
Accumulated deficit	(97,918)	(80,963)
Total Stockholders' Deficit	(53,990)	(37,035)

Total Liabilities and Stockholders' Deficit	$-	$-

The accompanying notes are an integral part of these financial statements

F-1

VIBE WIRELESS CORP.

STATEMENTS OF OPERATIONS

 FOR THE THREE AND SIX MONTH PERIODS ENDED JULY 31, 2016 AND 2015

 (UNAUDITED)

	Three Months Ended		Six Months Ended
	July 31, 2016	July 31, 2015	July 31, 2016	July 31, 2015

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	9,260	2,256	16,955	9,575
Total Operating Expenses	9,260	2,256	16,955	9,575

LOSS BEFORE INCOME TAXES	(9,260)	(2,256)	(16,955)	(9,575)
Income taxes	-	-	-	-
NET LOSS	$(9,260)	$(2,256)	$(16,955)	$(9,575)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,079,000	6,079,000	6,079,000	6,079,000

The accompanying notes are an integral part of these financial statements

F-2

VIBE WIRELESS CORP.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTH PERIODS ENDED JULY 31, 2016 AND 2015

 (UNAUDITED)

	Six Months Ended	Six Months Ended
	July 31, 2016	July 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,955)	$(9,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Accounts payable and accrued liabilities	4,604	9,050
Net Cash Used in Operating Activities	(12,351)	(525)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	12,351	350
Net Cash Provided by Financing Activities	12,351	350

Net Change in Cash	-	(175)
Cash, beginning of period	-	175
Cash, end of period	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Advances forgiven by prior director	$-	$17,348

The accompanying notes are an integral part of these financial statements

F-3

VIBE WIRELESS CORP.

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2016

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

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN

BASIS OF ACCOUNTING

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. Accordingly, these financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows as of July 31, 2016 and for all interim periods presented herein have been reflected in these financial statements and the notes there to. Interim results for the six months ended July 31, 2016 are not necessarily indicative of the results to be expected for the fiscal year as a whole. These financial statements should be read in conjunction with the audited financial statements and accompanying notes as included in the Form 10-K for the year ended January 31, 2016.

GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses resulting in an accumulated deficit of $97,918 as of July 31, 2016  and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and, or, private placement of common stock.  These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

F-4

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN(CONTINUED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 – RELATED PARTY TRANSACTIONS

On August 28, 2015, the Company’s new officer and director entered into an agreement to loan up to $50,000 to the Company, accruing interest at 8%, due on September 1, 2016, and unsecured. The maturity date has been extended by agreement to October 31, 2016. As of July 31, 2016 the Company has received $47,115 in loan proceeds, including $9,260 loaned during the three month period ended July 31, 2016. The Company has accrued interest of $1,916 as of July 31, 2016.

The balance due to advances and loans from related parties was $47,115 and $34,764 as of July 31, 2016 and January 31, 2016 respectively.

F-5

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

Six Month Period Ended July 31, 2016 Compared to Six Month Period Ended July 31, 2015.

Our net loss for the six month period ended July 31, 2016 was $16,955 compared to a net loss of $9,575 for the six month period ended July 31, 2015. During the six-month period ended July 31, 2016 we have not generated any revenue while in the six-month period ended July 31, 2015 we have generated $0 of revenue.

During the six month period ended July 31, 2016, we incurred general and administrative expenses of $16,955 compared to $9,575 incurred for the six month period ended July 31, 2015. General and administrative fee expenses incurred during the six month periods ended July 31, 2016 and 2015 were generally related to corporate overhead, financial and administrative contracted services.

The weighted average number of shares outstanding was 6,079,000 for the six month periods ended July 31, 2016 and 2015.

Three Month Period Ended July 31, 2016 Compared to Three Month Period Ended July 31, 2015

Our net loss for the three month period ended July 31, 2016 was $9,260 compared to a net loss of $2,256  for the three month period ended July 31, 2015. During the three-month periods ended July 31, 2016 and 2015, we have not generated any revenue.

During the three month period ended July 31, 2016, we incurred general and administrative expenses of $9,260 compared to $2,256 incurred for the three month period ended July 31, 2015. General and administrative fee expenses incurred during the three month periods ended July 31, 2016 and 2015 were generally related to corporate overhead, financial and administrative contracted services.

The weighted average number of shares outstanding was 6,079,000 for the period ended July 31, 2016 and 2015.

Liquidity and Capital Resources

Six Month Period Ended July 31, 2016 and 2015

As of July 31, 2016, our total assets were $0 compared to $0 in total assets at January 31, 2016. Total assets were comprised of $0 in cash. As of July 31, 2016, our current liabilities were $53,990. Stockholders’ deficit was $53,990 as of July 31, 2016 compared to stockholders' deficit of $37,035 as of January 31, 2016. As of July 31, 2016, we had negative working capital of $53,990.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended July 31, 2016, net cash flows used in operating activities was $12,351. Net cash flows used in operating activities was $525 for the six month period ended July 31, 2015.

Cash Flows from Investing Activities

For the six month period ended July 31, 2016 and 2015, the Company has not generated any cash flows from investing activities.

Cash Flows from Financing Activities

Since inception we have financed our operations primarily from either advances from our previous sole director, related parties or the issuance of equity. For the six month period ended July 31, 2016, net cash provided by financing activities consisted of $12,351 from advances from a related party compared to $350 for the six month period ended July 31, 2015.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six month period ended July 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Vibe Wireless Corp. (formerly AnyTranslation Corp.)
Dated: September 16, 2016	By: /s/Edward Mooney
Edward Mooney President, Secretary and Treasurer.

