Form 10-Q
period 2016-10-31
GREEN VISION BIOTECHNOLOGY CORP.
filed 2016-12-20
CIK 1571804

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. No. 000-55210

GREEN VISION BIOTECHNOLOGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	7380	98-1060941
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

1255 W. Rio Salado Parkway

Suite 215

Tempe, AZ 85281

(Address and telephone number of principal executive offices)

VIBE WIRELESS CORP

(Former name, former address and former fiscal year, if changed since last report)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date: As of December 19, 2016, there were 60,790,000 shares of Common Stock of the issuer outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

GREEN VISION BIOTECHNOLOGY CORP.

(FORMERLY VIBE WIRELESS CORP.)
BALANCE SHEETS

 (UNAUDITED)

	October 31, 2016	January 31, 2016

ASSETS
Current Assets
Cash and cash equivalents	$-	$-
Total current assets	-	-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current Liabilities
Advances & Loans from Related Parties	$82,365	$34,764
Accounts payable and accrued liabilities	7,218	2,271
Total current liabilities	89,583	37,035
Total Liabilities	89,583	37,035

Stockholders' Deficit
Common stock, par value $0.001; 750,000,000 shares authorized, 60,790,000 shares issued and outstanding	60,790	60,790
Additional paid in capital	(16,862)	(16,862)
Accumulated deficit	(133,511)	(80,963)
Total Stockholders' Deficit	(89,583)	(37,035)

Total Liabilities and Stockholders' Deficit	$-	$-

The accompanying notes are an integral part of these financial statements

GREEN VISION BIOTECHNOLOGY CORP.

(FORMERLY VIBE WIRELESS CORP.)

STATEMENTS OF OPERATIONS

 FOR THE THREE AND NINE MONTH PERIODS ENDED OCTOBER 31, 2016 AND 2015

 (UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 31, 2016	October 31, 2015	October 31, 2016	October 31, 2015

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	35,593	5,918	52,548	15,493
Total Operating Expenses	35,593	5,918	52,548	15,493

LOSS BEFORE INCOME TAXES	(35,593)	(5,918)	(52,548)	(15,493)
Income taxes	-	-	-	-
NET LOSS	$(35,593)	$(5,918)	$(52,548)	$(15,493)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	60,790,000	60,790,000	60,790,000	60,790,000

The accompanying notes are an integral part of these financial statements

GREEN VISION BIOTECHNOLOGY CORP.

(FORMERLY VIBE WIRELESS CORP.)

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTH PERIODS ENDED OCTOBER 31, 2016 AND 2015

(UNAUDITED)

	Nine months ended October 31, 2016	Nine months ended October 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(52,548)	$(15,493)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities
Accounts payable and accrued liabilities	4,947	6,368
CASH FLOW USED IN OPERATING ACTIVITIES	(47,601)	(9,125)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from related parties	47,601	8,600
Advances from prior director	-	350
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	47,601	8,950
NET CHANGE IN CASH	-	(175)
Cash, beginning of period	-	175
Cash, end of period	$-	$-
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-
NONCASH TRANSACTIONS:
Advances forgiven by prior director	$-	$17,348

The accompanying notes are an integral part of these financial statements

GREEN VISION BIOTECHNOLOGY CORP.

(FORMERLY VIBE WIRELESS CORP.)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2016

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Green Vision Biotechnology Corp. (the “Company”) was incorporated under the laws of the State of Nevada on July 5, 2012. We were founded to be in the business of translation and interpretation. The Company undertook translation and interpretation projects for various fields from business, economics, to science issues. All operating projects were customer tailored with freelancers that operated in their mother-tongue. We are presently in the process of exploring other business opportunities. The Company adopted a business plan to pursue business opportunities in the global telecommunications industry.

On September 30, 2016, Vibe Wireless Corp. (the "Company") filed a Certificate of Amendment with the Nevada Secretary of State (the “Nevada SOS”) whereby it amended its Articles of Incorporation by increasing the Company’s authorized number of shares of common stock from 75 million to 750 million and increasing all of its issued and outstanding shares of common stock at a ratio of ten (10) shares for every one (1) share held. The Company’s Board of Directors approved this amendment on September 30, 2016.

On September 30, 2016, the Company filed Articles of Merger with the Nevada SOS whereby it entered into a statutory merger with its wholly-owned subsidiary, Green Vision Biotechnology Corp. pursuant to Nevada Revised Statutes 92A.200 et. seq. The effect of such merger is that the Company is the surviving entity and changed its name to “Green Vision Biotechnology Corp.”

On September 30, 2016, the Company filed an Issuer Company-Related Action Notification Form with FINRA requesting that the aforementioned forward split and name change be effected in the market. The Company also requested that its ticker symbol be changed to “GVBT”. Such notification form is being reviewed by FINRA. This name change and our ticker symbol change was acknowledged by FINRA and effected in the market on November 27, 2016.

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN

BASIS OF ACCOUNTING

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. Accordingly, these financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows as of October 31, 2016 and for all interim periods presented herein have been reflected in these financial statements and the notes there to. Interim results for the nine months ended October 31, 2016 are not necessarily indicative of the results to be expected for the fiscal year as a whole. These financial statements should be read in conjunction with the audited financial statements and accompanying notes as included in the Form 10-K for the year ended January 31, 2016.

GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses resulting in an accumulated deficit of $133,511 as of October 31, 2016.  and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and, or, private placement of common stock.  These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 – RELATED PARTY TRANSACTIONS

On August 28, 2015, the Company’s officer and director entered into an agreement to loan up to $50,000 to the Company, accruing interest at 8%, due on September 1, 2016, and unsecured. The maturity date has been extended by agreement to January 30, 2017. As of October 31, 2016 the Company has received $47,115 in loan proceeds under this agreement, including $12,351 loaned during the nine months ended October 31, 2016. The Company has accrued interest of $3,615 under the agreement as of October 31, 2016.

Beginning in September 2016, in conjunction with a statutory merger with its wholly-owned subsidiary, Green Vision Biotechnology Corp, certain shareholders of Green Vision agreed to loan the Company funds on an on-going basis to be used for working capital accruing interest at 8%, due on January 31, 2018. The Company has received $35,250 in loans as of October 31, 2016 and accrued interest of $1,058.

The balance due to advances and loans from related parties was $82,365 and $34,764 as of October 31, 2016 and January 31, 2016 respectively.

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

On September 30, 2016, Vibe Wireless Corp. (the "Company") filed a Certificate of Amendment with the Nevada Secretary of State (the “Nevada SOS”) whereby it amended its Articles of Incorporation by increasing the Company’s authorized number of shares of common stock from 75 million to 750 million and increasing all of its issued and outstanding shares of common stock at a ratio of ten (10) shares for every one (1) share held. The Company’s Board of Directors approved this amendment on September 30, 2016.

On September 30, 2016, the Company filed Articles of Merger with the Nevada SOS whereby it entered into a statutory merger with its wholly-owned subsidiary, Green Vision Biotechnology Corp. pursuant to Nevada Revised Statutes 92A.200 et. seq. The effect of such merger is that the Company is the surviving entity and changed its name to “Green Vision Biotechnology Corp.”

On September 30, 2016, the Company filed an Issuer Company-Related Action Notification Form with FINRA requesting that the aforementioned forward split and name change be effected in the market. The Company also requested that its ticker symbol be changed to “GVBT”. Such notification form is being reviewed by FINRA. This name change and our ticker symbol change was acknowledged by FINRA and effected in the market on November 27, 2016.

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

Nine Month Period Ended October 31, 2016 Compared to Nine Month Period Ended October 31, 2015

Our net loss for the nine month period ended October 31, 2016 was $52,548 compared to a net loss of $15,493 for the nine month period ended October 31, 2015. During the nine-month periods ended October 31, 2016 and 2015, we have not generated any revenue.

During the nine month period ended October 31, 2016, we incurred general and administrative expenses of $ 52,548 compared to $15,493  incurred for the nine month period ended October 31, 2015. General and administrative fee expenses incurred during the nine month periods ended October 31, 2016 and 2015 were generally related to corporate overhead, financial and administrative contracted services.

The weighted average number of shares outstanding was 60,790,000 for the nine month periods ended October 31, 2016 and 2015.

Three Month Period Ended October 31, 2016 Compared to Three Month Period Ended October 31, 2015

Our net loss for the three month period ended October 31, 2016 was $ 35,593 compared to a net loss of $5,918 for the three month period ended October 31, 2015. During the three-month periods ended October 31, 2016 and 2015, we have not generated any revenue.

During the three month period ended October 31, 2016, we incurred general and administrative expenses of $35,593 compared to $5,918  incurred for the three month period ended October 31, 2015. General and administrative fee expenses incurred during the three month periods ended October 31, 2016 and 2015 were generally related to corporate overhead, financial and administrative contracted services.

The weighted average number of shares outstanding was 60,790,000 for the period ended October 31, 2015 and 2014.

Liquidity and Capital Resources

Nine Month Period Ended October 31, 2016

As of October 31, 2016, our total assets were $0 compared to $0 in total assets at January 31, 2016. As of October 31, 2016, our current liabilities were $ 89,583 Stockholders’ deficit was $89,583 as of October 31, 2016 compared to stockholders' deficit of $37,035 as of January 31, 2016. As of October 31, 2016, we had negative working capital of $89,583.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended October 31, 2016, net cash flows used in operating activities was $47,601. Net cash flows used in operating activities was $9,125 for the nine month period ended October 31, 2015.

Cash Flows from Investing Activities

For the nine month period ended October 31, 2016 and 2015, the Company has not generated any cash flows from investing activities.

Cash Flows from Financing Activities

Since inception we have financed our operations primarily from either advances from directors, officers, the issuance of equity, or loans from related parties. For the nine month period ended October 31, 2016, net cash provided by financing activities consisted of $47,601 loaned from related parties, compared to $8,950 in net cash provided during the same period from the previous year which consisted loans from affiliated parties.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine month period ended October 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

Through December 16, 2016, Zhen Hui Certified Public Accountants, with offices located in Hong Kong (“Zhen Hui”) was the independent registered public accounting firm of Green Vision Biotechnology Corp. (previously known as Vibe Wireless Corp.) (the "Company"), for a limited timeframe. On December 16, 2016, the Company notified Zhen Hui that it was dismissing Zhen Hui as the Company’s independent registered public accounting firm. The Company’s Board of Directors approved this action.

Zhen Hui, independent registered public accounting firm from October 7, 2016 to December 16, 2016, as such did not conduct any audit or review of the Company’s financial statement and therefore never issued an audit report.

During the Company's fiscal years ended January 31, 2016 and 2015 and through December 16, 2016, there were no disagreements (as defined in item 304 of Regulation S-K) with Zhen Hui on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Zhen Hui, would have caused it to make reference to the subject matter of the disagreements in connection with their report.

The Company furnished Zhen Hui with a copy of this disclosure on December 16, 2016, providing Zhen Hui with the opportunity to furnish the Company with a letter addressed to the Commission stating whether they agree with the statements made by the Company herein in response to Item 304(a) of Regulation S-K and, if not, stating the respect in which they do not agree. As of the filing of this report, the Company has not received a copy of Zhen Hui letter addressed to the Commission whether they agree with the statements made herein. Upon receipt thereof, the Company will file a copy of such letter with the Securities and Exchange Commission.

On December 16 2016, the Company engaged LBB & Associates Ltd., LLP (“LBB”) as the Company's independent accountant to audit the Company’s financial statements and to perform reviews of interim financial statements. Prior to October 7, 2016, LBB was the Company’s independent registered public accounting firm other than during the time LBB was the company’s public accounting firm. During the fiscal year ended January 31, 2016, and then through December 16, 2016 neither the Company nor anyone acting on its behalf consulted with LBB regarding (i) either the application of any accounting principles to a specific completed or contemplated transaction of the Company, or the type of audit opinion that might be rendered by LBB on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement with Zhen Hui or a reportable event with respect to Zhen Hui.

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

Green Vision Biotechnology Corp. (formerly Vibe Wireless Corp.)

Dated: December 20, 2016	By:	/s/ Edward Mooney
Edward Mooney
President, Secretary and Treasurer.

