Form 10-K
period 2017-01-31
GREEN VISION BIOTECHNOLOGY CORP.
filed 2017-05-01
CIK 1571804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2017

 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ----------------- to -----------------

Commission File No. 000-55210

GREEN VISION BIOTECHNOLOGY CORP
(Exact name of small business registrant as specified in its charter)

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☒ No ☐

No market value has been computed as of July 31, 2016 based upon the fact that no active trading market has been established.

As of April 27, 2017, the Company had 60,790,000 shares of Common Stock outstanding.

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

GENERAL

Green Vision Biotechnology Corp. (the “Company”), formerly known as Vibe Wireless Corp., formerly known as Any Translation Corp., was incorporated under the laws of the State of Nevada on July 5, 2012. We were founded to be in the business of translation and interpretation. The Company undertook translation and interpretation projects for various fields from business, economics, to science issues. All operating projects were customer tailored with freelancers that operated in their mother-tongue. The Company later adopted a business plan to pursue business opportunities in the global telecommunications industry. We are presently in the process of exploring other business opportunities.

On November 12, 2015, we changed our name to Vibe Wireless Corp in connection with merging with our wholly-owned subsidiary. This name change and our ticker symbol change was acknowledged by FINRA and effected in the market on November 23, 2015.

On September 30, 2016, the Company filed a Certificate of Amendment with the Nevada Secretary of State (the “Nevada SOS”) whereby it amended its Articles of Incorporation by increasing the Company’s authorized number of shares of common stock from 75 million to 750 million and increasing all of its issued and outstanding shares of common stock at a ratio of ten (10) shares for every one (1) share held. The Company’s Board of Directors approved this amendment on September 30, 2016. This stock split has been retroactively applied.

On September 30, 2016, the Company filed Articles of Merger with the Nevada SOS whereby it entered into a statutory merger with its wholly-owned subsidiary, Green Vision Biotechnology Corp. pursuant to Nevada Revised Statutes 92A.200 et. seq. The effect of such merger is that the Company is the sole surviving entity and changed its name to “Green Vision Biotechnology Corp.”

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

As of January 31, 2017, no shares of our common stock have traded on an exchange or on the OTC Marketplace.

Number of Holders

As of April 27, 2017, 60,790,000 issued and outstanding shares of common stock were held by a total of 8 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended January 31, 2017 and 2016. We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

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

YEAR ENDED JANUARY 31, 2017 COMPARED TO YEAR ENDED JANUARY 31, 2016.

Our net loss for the years ended January 31, 2017 was $69,613 compared to a net loss of $37,560 for the year ended January 31, 2016. During the years ended January 31, 2017 and 2016, we generated revenues of $0 and $0.

During the year ended January 31, 2017, we incurred general expenses of $69,613 compared to $37,560 for the year ended January 31, 2016. The increase in general expenses is primarily due to increase in professional fees during the year ended January 31, 2017.

 LIQUIDITY AND CAPITAL RESOURCES

 FISCAL YEARS ENDED JANUARY 31, 2017 AND 2016

As of January 31, 2017, our total assets were $ 0 and our total liabilities were $106,648 comprised of advances from a related party, advances from a non-related party, accrued interest, and accounts payable.

As of January 31, 2016, our total assets were $0 and our total liabilities were $37,035 comprised of advances from a related party and accounts payable and accrued expenses.

Stockholders’ deficit increased from a deficit of $37,035 as of January 31, 2016 to $106,648 as of January 31, 2017.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended January 31, 2017, net cash flows used in operating activities were $64,940. For the year ended January 31, 2016, net cash flows used in operating activities was $35,289.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances and loans from related parties and third parties or the issuance of equity instruments. For the fiscal year ended January 31, 2017, net cash from financing activities was $64,940 consisting entirely of advances and loans from a related party and a non-related party. For the fiscal year ended January 31, 2016, net cash from financing activities was $35,114 consisting of proceeds in advances from a related party and a director.

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

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

GREEN VISION BIOTECHNOLOGY CORP.

JANUARY 31, 2017

* Report of Independent Registered Public Accounting Firm	9

* Balance Sheets as of January 31, 2017 and 2016.	10

* Statements of Operations for the years ended January 31, 2017 and 2016.	11

* Statements of Stockholders’ Equity (Deficit) as of January 31, 2017 and 2016.	12

* Statements of Cash Flows for the years ended January 31, 2017 and 2016.	13

* Notes to the Financial Statements	14 - 18

LBB & ASSOCIATES LTD., LLP

10260 Westheimer Road, Suite 310

Houston, TX 77042

Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Green Vision Biotechnology Corp.

Tempe, Arizona

We have audited the accompanying balance sheets of Green Vision Biotechnology Corp., (the “Company”) as of January 31, 2017 and 2016 and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended January 31, 2017. Green Vision Biotechnology Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Green Vision Biotechnology Corp., as of January 31, 2017 and 2016 and the results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 8 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2018 raise substantial doubt about its ability to continue as a going concern. The 2017 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Asscoiates Ltd., LLP

LBB & Associates Ltd., LLP

Houston, Texas

April 28, 2017

GREEN VISION BIOTECHNOLOGY CORP.

BALANCE SHEETS

JANUARY 31, 2017 AND 2016

	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$-	$-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Accounts Payable and accrued expenses	$6,944	$2,271
Note payable	49,704	-
Advances and loans from related party	50,000	34,764
Total current liabilities	106,648	37,035
Total Liabilities	106,648	37,035

Stockholders’ Equity (Deficit)
Common stock, par value $0.001; 750,000,000 shares authorized, 60,790,000 shares issued and outstanding	60,790	60,790
Additional paid in capital	(16,862)	(16,862)
Accumulated deficit	(150,576)	(80,963)
Total Stockholders’ Equity (Deficit)	(106,648)	(37,035)

Total Liabilities and Stockholders’ Equity (Deficit)	$-	$-

See accompanying notes to financial statements.

GREEN VISION BIOTECHNOLOGY CORP.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JANUARY 31, 2017 AND 2016

	Year ended January 31, 2017	Year ended January 31, 2016

REVENUES	$-	$-

OPERATING EXPENSES
General expenses	69,613	37,560
TOTAL OPERATING EXPENSES	69,613	37,560

NET LOSS	$(69,613)	$(37,560)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	60,790,000	60,790,000

See accompanying notes to financial statements

GREEN VISION BIOTECHNOLOGY CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED JANUARY 31, 2017 AND 2016

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, January 31, 2015	60,790,000	$60,790	$(34,210)	$(43,403)	$(16,823)

Advances forgiven			17,348		17,348

Net loss	-	-	-	(37,560)	(37,560)

Balance, January 31, 2016	60,790,000	60,790	(16,862)	(80,963)	(37,035)

Net loss	-	-	-	(69,613)	(69,613)

Balance January 31, 2017	60,790,000	$60,790	$(16,862)	$(150,576)	$(106,648)

See accompanying notes to financial statements.

GREEN VISION BIOTECHNOLOGY CORP.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JANUARY 31, 2017 AND 2016

	Year ended January 31, 2017	Year ended January 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(69,613)	$(37,560)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Accounts payable and accrued expenses	4,673	2,271
Net Cash Used in Operating Activities	(64,940)	(35,289)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	49,704	-
Advances and loans from related party	15,236	35,114
Net Cash Provided by Financing Activities	64,940	35,114

Net Change in Cash	-	(175)
Cash, beginning of period	-	175
Cash, end of period	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NONCASH TRANSACTIONS:
Advances forgiven	$-	$17,348

See accompanying notes to financial statements.

GREEN VISION BIOTECHNOLOGY CORP.

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2017 and 2016

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Green Vision Biotechnology Corp. (“we” or the “Company) was incorporated under the laws of the State of Nevada on July 5, 2012 as AnyTranslation Corp.

On September 2, 2015, a change in control of the Company took place by virtue of the Company's largest shareholder and sole officer and director at that time, selling 40,000,000 shares of the Company's common stock to Forestbay Capital Partners II, LLC, a Delaware limited liability company. Such shares represent 65.8% of the Company's total issued and outstanding shares of common stock. As part of the sale of the shares, Forestbay Capital Partners arranged with the former officer and director, prior to his resignation as the sole officer and director of the Company Board, to appoint Mr. Edward Mooney as the sole officer and director of the Company. Mr. Mooney is the Manager of Forestbay Capital Partners II, LLC.

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

On September 19, 2016, the Company's largest shareholder, Forest Bay Capital Partners II, LLC, a Delaware limited liability company, sold 50,000,000 shares of the Company's common stock to Ma Wai Kin. Such shares represent 82.25% of the Company's total issued and outstanding shares of common stock.

On September 30, 2016, Vibe Wireless Corp. (the "Company") filed a Certificate of Amendment with the Nevada Secretary of State (the “Nevada SOS”) whereby it amended its Articles of Incorporation by increasing the Company’s authorized number of shares of common stock from 75 million to 750 million and increasing all of its issued and outstanding shares of common stock at a ratio of ten (10) shares for every one (1) share held. The Company’s Board of Directors approved this amendment on September 30, 2016. This stock split has been retroactively applied.

On September 30, 2016, the Company filed Articles of Merger with the Nevada SOS whereby it entered into a statutory merger with its wholly-owned subsidiary, Green Vision Biotechnology Corp. pursuant to Nevada Revised Statutes 92A.200 et. seq. The effect of such merger is that the Company is the sole surviving entity and changed its name to “Green Vision Biotechnology Corp.”

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $0 and $0 of cash as of January 31, 2017 and 2016, respectively.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of January 31, 2017 and 2016.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 3 – RELATED PARTY TRANSACTIONS

On June 29, 2015, a director forgave all his advances of $17,348 loaned to the Company. The advance forgiveness was recorded as additional capital during year ended January 31, 2016

On August 28, 2015, the Company’s new officer and director entered into an agreement to loan up to $50,000 to the Company, accruing interest at 8%, due on September 1, 2016, and unsecured. The maturity date has been extended by agreement to April 30, 2017. The balances as of January 31, 2017 and 2016 are $50,000 and $34,764, respectively.

NOTE 4 – NOTE PAYABLE

Beginning in September 2016, Hong Kong Prolific Mineral Resources Limited, a third party agreed to loan the Company funds on an on-going basis to be used for working capital accruing interest at 8%, due on January 31, 2018. The Company has received $49,704 in loans as of January 31, 2017.

NOTE 5 – CAPITAL STOCK

The Company has 750,000,000, $0.001 par value shares of common stock authorized as a result of the amendment to its Articles of Incorporation in connection with the ten to one forward split of the Company's common stock.

No shares were issued during the year ended January 31, 2017 and 2016.

There were 60,790,000 and 60,790,000 shares of common stock issued and outstanding as of January 31, 2017 and 2016, respectively, as a result of a ten to one forward split of the Company's common stock.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

NOTE 7 – INCOME TAXES

As of January 31, 2017, the Company had net operating loss carry forwards of approximately $151,000 that may be available to reduce future years’ taxable income in varying amounts through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the periods ended January 31:

	2017	2016
Federal income tax benefit attributable to:
Current Operations	$23,668	$12,770
Less: valuation allowance	(23,668)	(12,770)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of January 31:

	2017	2016
Deferred tax asset attributable to:
Net operating loss carryover	$51,193	$27,525
Less: valuation allowance	(51,193)	(27,525)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $151,000 for Federal income tax reporting purposes are subject to annual limitations. Changes in ownership could result in net operating loss carry forwards being limited as to use in future years.

NOTE 8 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company had no revenues and accumulated deficit of $150,576 as of January 31, 2017. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 9 –  SUBSEQUENT EVENTS

Subsequent to January 31, 2017 the Company received $22,500 in additional loans from Hong Kong Prolific Mineral Resources Limited pursuant to their agreement as mentioned in note 4.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2017 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of January 31, 2017, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2. We did not maintain appropriate cash controls – As of January 31, 2017, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3. We did not implement appropriate information technology controls – As at January 31, 2017, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of January 31, 2017 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of January 31, 2017, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Edward P. Mooney	56	President, CEO, Secretary, Treasurer and Director

The following is a brief description of the business experience of our executive officers, director and significant employees:

Edward P. Mooney has acted as our President, CEO, Secretary, Treasurer and Director since September 2, 2015. On September 2, 2015, a change in control of the Company took place by virtue of the Company's largest shareholder and sole officer and director at that time, selling 40,000,000 shares of the Company's common stock to Forestbay Capital Partners II, LLC, a Delaware limited liability company. On September 19, 2016, Forest Bay Capital Partners, II, LLC, sold 50,000,000 shares of the Company’s stock to Ma Wai Kin resulting in a change in control.

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

Our Director’s Biographies

Edward Mooney

Mr. Mooney has 25 years of experience in all facets of corporate development for publicly traded companies and privately held ventures and investments including finance, mergers and acquisitions, corporate governance, investor relations, and regulatory compliance. He has served as a director of publicly-traded companies, including most recently as a director of American Sands Energy Corporation from April 2011 until August 2014 and Colombia Energy Resources from 2010 to April 2013. Both these companies were engaged in energy-related natural resources. He also has and presently serves as managing director of a number of privately-held companies investing in and developing products, services and products in the alternative energy and specialty agricultural chemical industries, including Forestbay Capital Partners II, LLC, for whom he has served as Manager since June 2014. Since August 2013, he has served as director, corporate secretary and executive vice president of Cobalt Holdings, Inc., a private company developing international telecommunications projects. Mr. Mooney received a Masters Degree in Education in 1990 and a Bachelors Degree in Geography in 1982, each from the California State University System.

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

Item 11.

EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary and all other executive officers (collectively, the “Named Executive Officers”) from inception on July 5, 2012 until January 31, 2017:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Edward P. Mooney, President, CEO, Secretary, Treasurer	September 2, 2015 to January 31, 2017	0	0	0	0	0	0	0	0

There are no current employment agreements between the company and its officers.

CHANGE OF CONTROL

As of January 31, 2017, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of April 27, 2017, the number and percentage of outstanding shares of our common stock beneficially owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the Named Executive Officers (as defined in “Item 11. Executive Compensation”); and (d) all current directors and executive officers, as a group. As of April 27, 2017, there were 60,790,000 shares of common stock issued and outstanding. Other than our common stock, we have no other series of stock outstanding.

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

Name and Address of Beneficial Owner	Number of Shares Owned	Percentage of Class

Ma Wai Kin Victory Global Trustee Company Limited Room 3502, Chun Lai House Hang Chun Court, No.2 Fortune Street, Cheung Sha, Wan Kowloon, China	50,000,000	82.3%

Changes in Control

On September 19, 2016, the Company's largest shareholder, Forest Bay Capital Partners II, LLC, a Delaware limited liability company, sold 50,000,000 shares of the Company's common stock to Ma Wai Kin. Such shares represent 82.25% of the Company's total issued and outstanding shares of common stock and that transaction resulted in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions

During the year ended January 31, 2017, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

During fiscal year ended January 31, 2017, we paid approximately $10,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of our fiscal year end financial statements and quarterly reviews.

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

Signature	Title	Date

/s/ Edward P Mooney	President, CEO	May 1, 2017
Edward P Mooney	Treasurer, Secretary and Director
(Principal Executive Officer, Principal Accounting and Financial Officer)

