Form 10-Q
period 2017-04-30
GREEN VISION BIOTECHNOLOGY CORP.
filed 2017-05-12
CIK 1571804

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

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

__________________________________________________________

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

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes☒ No ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date: As of May 11, 2017 there were 60,790,000 shares of Common Stock of the issuer outstanding.

2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

GREEN VISION BIOTECHNOLOGY CORP.

BALANCE SHEETS

 (UNAUDITED)

	April 30, 2017	January 31, 2017

ASSETS
Current Assets
Cash and cash equivalents	$-	$-
Total current assets	-	-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$29,595	$6,944
Note payable	84,704	49,704
Advances and loans from related party	50,000	50,000
Total current liabilities	164,299	106,648
Total Liabilities	164,299	106,648

Stockholders' Deficit
Common stock, par value $0.001; 750,000,000 shares authorized, 60,790,000 shares issued and outstanding	60,790	60,790
Additional paid in capital	(16,862)	(16,862)
Accumulated deficit	(208,227)	(150,576)
Total Stockholders' Deficit	(164,299)	(106,648)

Total Liabilities and Stockholders' Deficit	$-	$-

The accompanying notes are an integral part of these financial statements

GREEN VISION BIOTECHNOLOGY CORP.

STATEMENTS OF OPERATIONS

 FOR THE THREE MONTH PERIODS ENDED APRIL 30, 2017 AND 2016

 (UNAUDITED)

	Three Months Ended
	April 30, 2017	April 30, 2016

REVENUES	$-	$-

OPERATING EXPENSES
General and administrative expenses	57,651	7,695
Total Operating Expenses	57,651	7,695

LOSS BEFORE INCOME TAXES	(57,651)	(7,695)
Income taxes	-	-
NET LOSS	$(57,651)	$(7,695)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	60,790,000	60,790,000

The accompanying notes are an integral part of these financial statements

GREEN VISION BIOTECHNOLOGY CORP.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTH PERIODS ENDED APRIL 30, 2017 AND 2016

(UNAUDITED)

	Three months ended April 30, 2017	Three months ended April 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(57,651)	(7,695)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities
Accounts payable and accrued liabilities	22,651	4,604
CASH FLOW USED IN OPERATING ACTIVITIES	(35,000)	(3,091)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from note payable	35,000	-
Advances and loans from related party	-	3,091
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	35,000	3,091
NET CHANGE IN CASH	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	-
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	-
Income taxes paid	$-	-

The accompanying notes are an integral part of these financial statements

GREEN VISION BIOTECHNOLOGY CORP.

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2017

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

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN

BASIS OF ACCOUNTING

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. Accordingly, these financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows as of April 30, 2017 and for all interim periods presented herein have been reflected in these financial statements and the notes there to. Interim results for the three months ended April 30, 2017 are not necessarily indicative of the results to be expected for the fiscal year as a whole. These financial statements should be read in conjunction with the audited financial statements and accompanying notes as included in the Form 10-K for the year ended January 31, 2017.

GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses resulting in an accumulated deficit of $208,227 as of April 30, 2017 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and, or, private placement of common stock. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 – RELATED PARTY TRANSACTIONS

On August 28, 2015, the Company’s new officer and director entered into an agreement to loan up to $50,000 to the Company, accruing interest at 8%, due on September 1, 2016, and unsecured. The maturity date of the Note has been extended to June 30, 2017.

The balance due to advances and loans from related parties was $50,000 as of April 30, 2017 and January 31, 2017 respectively.

NOTE 4 – NOTE PAYABLE

Beginning in September 2016, Hong Kong Prolific Mineral Resources Limited, a third party, agreed to loan the Company funds on an on-going basis to be used for working capital accruing interest at 8%, due on January 31, 2018. The Company has received $35,000 in loan proceeds during the three months ended April 30, 2017. The note payable balance is $84,704 and $49,704 as of April 30, 2017 and January 31, 2017, respectively.

NOTE 5 – SUBSEQUENT EVENT

As reported in the Company’s Current Report on Form 8-K filed on May 4, 2017, effective May 3, 2017, the Company accepted the resignation of Edward P. Mooney as the sole officer of the Company and as the sole member of the Company’s board of directors. The resignation of Mr. Mooney was not due to any disagreement with the Company on any matter relating to its operations, policies or practices. Simultaneously, Mr. Ma Wai Kin, was elected as the Company’s President, Secretary, Treasurer and a member of the Board of Directors.

Biography

Ma Wai Kin

Mr. Ma has all-round experiences with Hong Kong and China listed companies including project development, planning design, sales and marketing management, leasing and property management, market research and feasibility studies, CRM and branding. From 1997 to 2004, he worked as a deputy general manager for Agile International Company Limited, a listed company in Hong Kong which specializes in Peoples Republic of China property development. He was primarily responsible for promoting the brand development of the company and coordinating marketing activities, events and projects. From 2005 to 2006, he worked as the Sales and Marketing Manager for Chuang’s Consortium Limited. From 2007 to 2009, he worked as an assistant general manager for Tysan Land (Shanghai) Limited, a member company of a listed company in Hong Kong, responsible for implementing sales and marketing campaigns. Since August 2009, he works as an independent consultant in Hong Kong advising on the marketing aspect of various projects including business development of Sino-Australia kindergartens, planning development of TCM Park in Hengqin, Peoples Republic of China and overseas investment projects in Australia.

Mr. Ma received a Bachelor of Arts degree from the University of Toronto in 1985, and a Master of Science (Marketing) degree from the Chinese University of Hong Kong in 2005.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

As disclosed in our Current Report on Form 8-K dated May 3, 2017 there has been a change in our management.

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

Three Month Period Ended April 30, 2017 Compared to Three Month Period Ended April 30, 2016.

During the three month period ended April 30, 2017 we incurred general and administrative expenses of $57,651 compared to $7,695 for the three month period ended April 30, 2016. General and administrative fee expenses incurred during the three month periods ended April 30, 2017 and April 30, 2016 were generally related to corporate overhead, financial and administrative contracted services, and interest expense.

Our net loss for the three month period ended April 30, 2017 was $57,651 compared to a net loss of $7,695 for the three month period ended April 30, 2016. During the three month periods ended April 30, 2017 and April 30, 2016 we have not generated any revenue.

Liquidity and Capital Resources

Three Month Period Ended April 30, 2017

As of April 30, 2017 our total assets were $0 compared to $0 at April 30, 2016. As of April 30, 2017 our current liabilities were $164,299. Stockholders’ deficit was $164,299 as of April 30, 2017 compared to stockholders' deficit of $106,648 as of January 31, 2017. As of April 30, 2017, we had negative working capital of $164,299.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended April 30, 2017, net cash flows used in operating activities was $35,000. Net cash flows used in operating activities was $3,091 for the three month period ended April 30, 2016.

Cash Flows from Investing Activities

For the three month period ended April 30, 2017 and 2016, the Company has not generated any cash flows from investing activities.

Cash Flows from Financing Activities

Since inception we have financed our operations primarily from advances and loans from shareholders, the issuance of equity, or loans from third parties. For the three month period ended April 30, 2017 net cash provided by financing activities consisted of $35,000 loaned from a Third Party, compared to $3,091 in net cash provided during the same period from the previous year which consisted of loans from a Related Party.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds, loans from Third Parties, other debt facilities, or further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

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

Going Concern

The independent auditors' report accompanying our January 31, 2017 audited financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three month period ended April 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GREEN VISION BIOTECHNOLOGY CORP.

Dated: May 12, 2017	By:	/s/ MA WAI KIN
	Name:	MA WAI KIN
	Title:	President

