Form 10-QT
period 2017-06-30
GREEN VISION BIOTECHNOLOGY CORP.
filed 2017-09-21
CIK 1571804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☐ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

☒ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from April 1, 2017 to June 30, 2017

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the most practicable date: As of August 15, 2017, there were 160,790,000 shares of Common Stock of the issuer outstanding.

PART I. FINANCIAL INFORMATION

ITEM: 1 FINANCIAL STATEMENT

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Note	June 30, 2017	December 31, 2016
		(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents		$9,299	$518,849
Accounts receivable, net of allowance for doubtful accounts		799,464	791,800
Inventories, net	6	280,520	231,976
Advance to suppliers		80,414	53,220
Other receivables	3	113,690	106,149
Amount due from related parties	10	1,252,458	1,814,133
Total current assets		2,535,845	3,516,127

Property, plant equipment, net	4	3,078,105	3,117,449
Intangible assets	5	875,483	864,981
Long term lease prepayment		19,798	20,005
Total non-current assets		3,973,386	4,002,435

TOTAL ASSETS		$6,509,231	$7,518,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable		$142,016	$146,222
Advances from customer		25	11,511
Other payables	8	197,529	183,212
Other tax payables		10,892	27,233
Accrued expenses		132,898	100,883
Accrued payroll		25,836	17,677
Amount due to related parties	10	6,072,683	6,419,136
Amount due to shareholder		3,800,522	3,943,856
Total current liabilities		10,382,401	10,849,730
TOTAL LIABILITIES		$10,382,401	$10,849,730

Stockholders’ equity
Common stock, $0.001 par value per share, authorized 750,000,000 and 750,000,000 shares, issued and outstanding 160,790,000 and 100,000,000 shares at June 30, 2017, and December 31, 2016 respectively		160,790	100,000
Additional paid-in capital		(282,209)	(57,120)
Accumulated other comprehensive loss		(103,729)	(174,098)
Accumulated deficit		(3,648,022)	(3,199,950)
TOTAL STOCKHOLDERS’ DEFICIT		(3,873,170)	(3,331,168)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$6,509,231	$7,518,562

See accompanying notes to unaudited consolidated financial statements

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Note	Three Months Ended Jun 30, 2017		Three Months Ended Jun 30, 2016		Six Months Ended Jun 30, 2017		Six Months Ended Jun 30,2016
		$		$		$		$
Revenue, net		41,945		464,832		104,854		1,111,573
Cost of goods sold		25,594		294,410		64,160		842,500
Gross profit		16,351		170,422		40,694		269,073

Operating expenses
Selling expenses		5,328		45,168		13,210		49,811
General and administrative expenses		263,537		298,886		473,017		562,797
Total operating expenses		268,865		344,054		486,227		612,608

Loss from operations		(252,514)		(173,632)		(445,533)		(343,535)

Non-operating income(expense)
Interest income		-		-		-		-
Interest expenses		(786)		(1,721)		(1,869)		(2,346)
Other income		2,358		1,412		2,750		2,013
Other expense		(166)		(13,536)		(3,420)		(13,536)
Total non-operating income(expense)		1,406		(13,845)		(2,539)		(13,869)

(Loss) before income taxes		(251,108)		(187,477)		(448,072)		(357,404)
Income taxes		-		-		-		-
Net loss		(251,108)		(187,477)		(448,072)		(357,404)

Comprehensive loss statement
Net loss		(251,108)		(187,477)		(448,072)		(357,404)
Foreign currency translation adjustment		45,386		(95,231)		70,369		(44,170)

Comprehensive loss		(205,722)		(282,708)		(377,703)		(401,574)

Earnings per share of common stock	9
-Basic		(0.19	)cents	(0.19	)cents	(0.38	)cents	(0.36	)cents
-Diluted		(0.19	)cents	(0.19	)cents	(0.38	)cents	(0.36	)cents

Weighted average number of common stock	9
-Basic		133,401,099		100,000,000		116,792,818		100,000,000
-Diluted		133,401,099		100,000,000		116,792,818		100,000,000

See accompanying notes to unaudited consolidated financial statements

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’DEFICIT AND COMPREHENSIVE INCOME

				Accumulated
	Common stock		Additional	other		Total
	Shares		paid-in	comprehensive	Accumulated	stockholders'
	outstanding	Amount	capital	loss	deficit	equity/(deficit)
		$	$	$	$	$
Balance, Dec 31, 2015	100,000,000	100,000	(57,120)	(51,101)	(2,150,053)	(2,158,274)

Net loss	-	-	-	-	(1,049,897)	(1,049,897)
Foreign currency translation adjustment	-	-	-	(122,997)	-	(122,997)
Balance, Dec 31, 2016	100,000,000	100,000	(57,120)	(174,098)	(3,199,950)	(3,331,168)

Reverse merger recapitalization	60,790,000	60,790	(225,089)			(164,299)
Net loss	-	-	-		(448,072)	(448,072)
Foreign currency translation adjustment	-	-	-	70,369	-	70,369
Balance, June 30, 2017	160,790,000	160,790	(282,209)	(103,729)	(3,648,022)	(3,873,170)

See accompanying notes to unaudited consolidated financial statements

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six Months Ended June 30,
	2017	2016
Cash flows used in operating activities:
Net (loss) income	$(448,072)	$(357,404)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	119,267	129,343
Amortization of intangible assets	11,913	12,539
Long term lease prepayment	719	7,662
Changes in assets and liabilities:
Accounts receivable	12,829	(831,530)
Inventories	(41,957)	263,869
Advances to suppliers	(23,251)	(980)
Other receivables	(4,712)	(79,587)
Amount due from related parties	395,782	-
Accounts payable	(7,919)	62,957
Advances from customer	(11,638)	(33,214)
Other payables	9,418	(70,410)
Other tax payables	(16,837)	2,430
Accrued payroll	7,600	(8,932)
Accrued expenses	2,952	(3,182)
Amount due to related parties	(292,125)	(28,322)
Net cash provided by (used for) operating activities	(286,031)	(934,761)

Cash flows used for investing activities:
Purchases of property, plant and equipment	(1,502)	(1,459)
Net cash used for investing activities	(1,502)	(1,459)

Cash flows provided by (used for) financing activities:
Amounts due to shareholder	(222,431)	744,662
Net cash provided by (used for) financing activities	(222,431)	744,662

Net increase (decrease) in cash	(509,964)	(191,558)
Effect of foreign currency translation	414	(1,516)
Cash – beginning of period	518,849	469,556
Cash – end of period	$9,299	$276,482

Non-cash financing activities
Issuance of common stock	$60,790	$-

Supplemental disclosures of cash flow information:
Interest paid	$1,869	$2,346
Income taxes	$-	$-

See accompanying notes to unaudited consolidated financial statements

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND NATURE OF BUSINESS

Green Vision Biotechnology Corp. (formerly known as Vibe Wireless Corp., originally known as Any Translation Corp.), (the “Company”, “GVBT”), was incorporated under the laws of the State of Nevada on July 5, 2012. We were founded to be in the business of translation and interpretation. On November 12, 2015, we changed our name from Any Translation Corp. to Vibe Wireless Corp. On September 30, 2016, we changed our name from Vibe Wireless Corp. to Green Vision Biotechnology Corp.

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

The investment transaction under the share exchange agreements and contractual agreements as described below (collectively the “Transaction Agreements”) was entered into, between each of the Shareholders of Lutu International Biotechnology Limited (“Lutu International”), a company incorporated under the laws of Cayman Islands and GVBT (the “Investment Transaction”) on May 12, 2017. As a result of closing the Investment Transaction, GVBT acquired part of the shares of Lutu International and assumed management of Lutu International and all its direct and indirect subsidiaries (“the Lutu Group”).

On May 12, 2017, GVBT entered into a share exchange agreement with Harcourt Capital Limited (“Harcourt”), a limited company incorporated in the British Virgin Islands, which holds 6% of the issued and outstanding shares of Lutu International; and Woodhead Investments Limited (“Woodhead”), a limited company incorporated in the British Virgin Islands, which holds 5% of the issued and outstanding shares of Lutu International (the “Minority Interest Exchange Agreement”). Under the Minority Interest Exchange Agreement, Woodhead agreed to transfer GVBT a total of 5% of the issued and outstanding shares of Lutu International. In consideration, GVBT agreed to grant Woodhead, or persons designated by Woodhead, a right to receive a total of 5 million shares of GVBT’s common stock. Under the Minority Interest Exchange Agreement, Harcourt agreed to transfer to GVBT a total of 6% of the issued and outstanding shares of Lutu International. In consideration, GVBT agreed to grant Harcourt, or persons designated by Harcourt, a right to receive a total of 6 million shares of GVBT’s common stock. The transactions under the Minority Interest Exchange Agreement were completed on May 12, 2017.

Able Lead has an outstanding loan of $4.43 million denominated in Renminbi (“RMB”) owed to an unrelated third party with its maturity date on January 22, 2018 (the “Outstanding Loan”). Shares of Lutu International held by Able Lead were offered by Able Lead as collateral to secure repayment of the Outstanding Loan.

On May 12, 2017, GVBT entered into a share exchange agreement (the “Majority Interest Exchange Agreement”) with Able Lead Holdings Limited (“Able Lead”), the 89% shareholder of Lutu International. Under the Majority Interest Exchange Agreement, Able Lead agreed to enter into a series of contractual arrangements with GVBT (collectively, the “Contractual Arrangements”) (as described below), in which GVBT assumed management control of the Lutu Group. Able Lead further agrees to deliver the shares of Lutu International to GVBT once the Outstanding Loan is fully repaid. In consideration, GVBT agrees to issue and deliver a total of 89 million shares of GVBT’s common stock to an escrow agent (issued in the name of the escrow agent or its nominee) (the “ Escrow Shares ”). The Escrow Shares shall be held in escrow for a period of one year or such period of time to be agreed by GVBT and Able Lead upon the execution of the Majority Interest Exchange Agreement. Conditional upon the full repayment of the Outstanding Loan and the release of the Security, the Escrow Shares shall be released to Able Lead in exchange for the delivery of a total of 89% of the issued and outstanding shares of Lutu International by Able Lead to GVBT. In the event that Able Lead fully repays the Outstanding Loan and causes the release of the Security, then the Escrow Shares shall be delivered to Able Lead. In the event that Able Lead cannot fully repay the Outstanding Loan (within a period of one year, or such period of time to be agreed by GVBT and Able Lead) and cause the release of the Security, then the Escrow Shares shall be delivered to transfer agent for cancellation. Unless otherwise expressly agreed in writing by GVBT and Able Lead, the Majority Share Exchange Agreement shall be automatically terminated upon the termination of any of the agreements in the Contractual Arrangements described as below. The transactions under the Majority Interest Exchange Agreement was completed on May 12, 2017.

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND NATURE OF BUSINESS (CONTINUED)

Pursuant to an escrow agreement (the “Escrow Agreement”) entered into between Booth Udall Fuller, PLC (the “Escrow Agent”) and GVBT on May 12, 2017, the Escrow Shares shall be held by Booth Udall Fuller, PLC for a year upon the execution of the Majority Share Exchange Agreement. The Escrow Shares shall not be subject to any lien, attachment, or any other judicial process

On May 12, 2017, GVBT entered into a series of contractual agreements as described below with Lutu International Biotechnology Limited (“Lutu International”) and/or Able Lead (the “Contractual Arrangements”). Upon execution of the Contractual Arrangements, GVBT assumes management of Lutu International and its subsidiaries (the “Lutu Group”) and receives economic benefits which includes right to receive the expected residual returns and and/or obligation to absorb expected loss from the Lutu Group. Each agreement in the Contractual Arrangements constitutes valid and binding obligations of the parties of such agreements and is enforceable and valid in accordance with the laws of Cayman Islands. All agreements executed by Lutu International were duly approved by its board of directors and the Shareholders of Lutu International.

Consulting Services Agreement

Pursuant to the exclusive consulting services agreement entered into between GVBT and Lutu International on May 12, 2017, GVBT has the exclusive right to provide to the Lutu Group general business operation services, including advice and strategic planning, as well as consulting services related to the technological research and development of bio-fertilizers. Further, GVBT owns the intellectual property rights developed or discovered through research and development, in the course of providing the consulting services, or derived from the provision of the consulting services. In consideration, Lutu International pays an annual consulting service fees to GVBT in the amount equivalent to all of Lutu International’s net profits for the relevant financial year. The term of this consulting service agreement is five (5) years from its effective date and may be terminated upon GVBT’s written confirmation prior to the expiration of this agreement.

Unless otherwise expressly agreed in writing by GVBT and Able Lead, the Consulting Services Agreement shall be automatically terminated upon the termination of any of the agreements in the Contractual Arrangements or the Majority Interest Exchange Agreement.

Operating Agreement

Pursuant to the operating agreement entered into between GVBT, Lutu International and Able Lead on May 12, 2017, GVBT agrees to provide guidance and instructions on the Lutu Group’s daily operations, financial management and employment issues. Able Lead agrees to designate candidates recommended by GVBT as their representatives on the boards of directors of each member of the Lutu Group. GVBT has the right to appoint senior executives of each member of the Lutu Group. In addition, GVBT agrees to guarantee the Lutu Group’s performance under any agreements or arrangements relating to the Lutu Group’s business arrangements with any third party. In consideration, Lutu International agrees that it will not, and will cause the Lutu Group not to, without the prior consent of GVBT, engage in any transactions that could materially affect their respective assets, liabilities, rights or operations, including but not limited to, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of their assets or intellectual property rights in favor of a third party or transfer of any agreements relating to their business operation to any third party. The term of this operating agreement is five (5) years from its effective date and may be extended and terminated only upon GVBT’s written confirmation prior to the expiration of this agreement.

Unless otherwise expressly agreed in writing by GVBT and Able Lead, the Operating Agreement shall be automatically terminated upon the termination of any of the agreements in the Contractual Arrangements or the Majority Interest Exchange Agreement.

Proxy Agreement

Pursuant to the proxy agreement entered into between Able Lead, Lutu International, and GVBT on May 12, 2017, Able Lead agrees to irrevocably grant a person to be designated by GVBT the right to exercise its voting rights and other rights, including the attendance of, and the voting at the shareholders’ meetings of Lutu International for and on behalf of Able Lead (or the signing of written resolutions in lieu of such meetings) in accordance with applicable laws and its articles of association, including but not limited to the appointment and voting for the directors and chairman of the board as the authorized representative of Able Lead to exercise controlling power in the Lutu Group. The proxy agreement may be terminated by joint consent of the parties or upon 7-day written notice from GVBT.

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND NATURE OF BUSINESS (CONTINUED)

Changes Resulting from the Investment Transaction

The closing of the Investment Transaction occurred on May 12, 2017, resulting in a change of control of GVBT. Prior to closing of the Investment Transaction, GVBT had a total of 60,790,000 shares of common stock issued and outstanding. As a result of the closing of the Investment Transaction, GVBT now has a total of 160,790,000 shares of its common stock issued and outstanding, of which 60,790,000 shares, or approximately 37.8%, are owned by the previous existing shareholders of GVBT, with the balance of 100,000,000 shares, or approximately 62.2%, owned by the previous shareholders of Lutu International, with certain shares held in escrow.

Following the closing of the Investment Transaction, GVBT will carry on the business of the Lutu Group. The Lutu Group, with its operation primarily located in the Shanxi Province of China, is engaged in the biotechnology industry, in particular, the production and distribution of bio-fertilizers. Revenues of the Lutu Group are currently generated from China.

Changes to the Board of Directors and Officers

Simultaneous with the closing of the Investment Transaction, there was a change in the officers and directors of GVBT. As authorized by the bylaws, the existing director of GVBT, Mr. Ma Wai Kin, appointed two (2) additional members to the Board of GVBT. Such members are Mr. Lam Ching Wan (also known as William Lam) and Mr. Leung Kwong Tak (also known as Dr. Michael Leung). Mr. Ma also appointed Mr. William Lam as GVBT’s Chief Executive Officer and Mr. Lo Kwok Leung as GVBT’s Chief Financial Officer. Mr. Lo Kwok Leung is not related to Dr. Michael Leung.

All members of the Board shall hold their respective offices for a term of one year from their respective dates of appointment, or until the election and qualification of their successors, and thereafter to resign as a director of GVBT. In accordance with the bylaws, officers are elected by the board of directors and serve at the discretion of the board of directors.

Accounting Treatment

The Investment Transaction is being accounted for as a reverse-merger and recapitalization. For financial reporting purposes, Lutu International is the acquirer and GVBT is the acquired company. After completion of the transaction, the assets, liabilities, operations results and cash flow of GVBT that will be reflected in the historical consolidated financial statements prior to the Investment Transaction will be those of Lutu International and its subsidiaries and will be recorded at the historical cost basis of Lutu International and its subsidiaries. The Company changed its fiscal year ended from January 31 to December 31.

Tax Treatment and SEC Filer Status: Small Business Issuer

The Investment Transaction is intended to constitute a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”), or such other tax free reorganization exemptions that may be available under the Code. Immediately following the Investment Transaction, the filer status of GVBT will be a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K, as promulgated by SEC.

Implications of Being an Emerging Growth Company

As a company with less than $1.0 billion in revenue during our last fiscal year, we qualify as an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. An emerging growth company may take advantage of reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

•	a requirement to have only two years of audited financial statements and only two years of related Management's Discussion and Analysis of Financial Condition and Results of Operations disclosure; and

•	an exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to the Sarbanes- Oxley Act of 2002.

We may take advantage of these provisions until the end of the fiscal year ending after the fifth anniversary of our initial public offering or such earlier time that we are no longer an emerging growth company, and if we do, the information that we provide to the stockholders may be different than you might get from other public companies in which you hold equity. We would cease to be an emerging growth company if we have more than $1.0 billion in annual revenue, have more than $700 million in market value of our ordinary shares held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period. The JOBS Act permits an "emerging growth company" like us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies.

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim consolidated financial reporting. Accordingly, these consolidated financial statements do not include all information and footnote disclosures required for an annual set of consolidated financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows as of June 30, 2017 and for all interim periods presented herein have been reflected in these consolidated financial statements and the notes there to. Interim results for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the fiscal year as a whole. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as included in the Form 8-K and 8-K/A for the year ended December 31, 2016 filed with U.S. SEC on May 12, 2017 and August 3, 2017.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Presentation

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The historical presentation of the consolidated financial statements includes the financial statements of LUTU INTERNATIONAL BIOTECHNOLOGY LIMITED, and its wholly-owned subsidiaries (collectively referred to herein as the “Company”). All intercompany accounts, transactions, and profits have been eliminated upon consolidation.

The following table depicts the identity of the subsidiaries:

Name of Subsidiary	Place of Incorporation	Attributable Equity Interest %	Registered Capital
Lutu International Biotechnology Limited (RTO accounting acquirer) (1)	Cayman Islands	100	USD100
Light Raise Limited (2)	BVI	100	USD 1
Hong Kong Prolific Mineral Resources Holdings Limited (3)	HKD	100	HKD 2
Shanxi Green Biotechnology Industry Company Limited (4)	PRC	100	RMB 100,000,000
Shenzhen Qianhai Lutu Supply Chain Management Company Limited (5)	PRC	100	RMB 5,000,000

Note:	(1)	Wholly owned subsidiary of Green Vision Biotechnology Corp.
	(2)	Wholly owned subsidiary of Lutu International Biotechnology Limited
	(3)	Wholly owned subsidiary of Light Raise Limited
	(4)	Wholly owned subsidiary of Hong Kong Prolific Mineral Resources Holdings Limited
	(5)	Wholly owned subsidiary of Shanxi Green Biotechnology Industry Company Limited

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Significant estimates and judgments inherent in the preparation of these consolidated financial statements include, among other things, accounting for asset impairments, allowances for doubtful accounts, depreciation and amortization, the collection of revenues from the Agricultural Cooperative.

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES BASIS OF PRESENTATION (CONTINUED)

Economic and political risks

The Company’s operations are mainly conducted in the Hong Kong Special Administrative Region (“Hong Kong”) and the People’s Republic of China (“China”) (for the purpose of this Current Report on Form 10-Q, China does not includeHong Kong, Macau Special Administrative Region of the People's Republic of China and Taiwan (The Republic of China) and a large number of customers are located in the northern China. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in Hong Kong and China, and by the general state of the economy in Hong Kong and China.

The Company’s operations and customers in Hong Kong and China are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments, and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in Hong Kong and China, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

Foreign Currency Translation

The Company’s financial statements are presented in the U.S. dollar ($), which is the Company’s reporting currency, while its functional currency are Chinese Renminbi (RMB) and Hong Kong Dollar (HKD). Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the consolidated statements of income. Monetary assets and liabilities denominated in foreign currency are translated at the functional currency rate of exchange ruling at the balance sheet date. Any differences are taken to profit or loss as a gain or loss on foreign currency translation in the statements of income.

In accordance with ASC 830, Foreign Currency Matters, the Company translated the assets and liabilities into US $ using the rate of exchange prevailing at the applicable balance sheet date and the statements of income and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation are recorded in shareholders’ equity as part of accumulated other comprehensive income.

Below is a table with foreign exchange rates used for translation:

For the six months and year ended, (Average Rate)		Jun 30, 2017		Dec 31, 2016		Jun 30, 2016
Chinese Renminbi (RMB)	RMB	6.85941	RMB	6.64330	RMB	6.53607
United States dollar ($)		$1.00000		$1.00000		$1.00000

As of (Closing Rate)		Jun 30, 2017		Dec 31, 2016		Jun 30, 2016
Chinese Renminbi (RMB)	RMB	6.77309	RMB	6.95566	RMB	6.64429
United States dollar ($)		$1.00000		$1.00000		$1.00000

For the six months and year ended, (Average Rate)		Jun 30, 2017		Dec 31, 2016		Jun 30, 2016
Hong Kong (HKD)	HKD	7.77435	HKD	7.76224	HKD	7.76747
United States dollar ($)		$1.00000		$1.00000		$1.00000

As of (Closing Rate)		Jun 30, 2017		Dec 31, 2016		Jun 30, 2016
Hong Kong (HKD)	HKD	7.80700	HKD	7.75652	HKD	7.75887
United States dollar ($)		$1.00000		$1.00000		$1.00000

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES BASIS OF PRESENTATION (CONTINUED)

Revenue Recognition

The Company earns revenue by selling merchandise to end using customers primarily through distribution agent and directly to customers.

Revenue is recognized when merchandise is purchased by and delivered to the customer and confirmed and collectability is reasonably assured. Revenue from wholesale agent is recognized after goods delivered, amount fixed or determined and collectability is reasonably assured.

All revenues are shown net of estimated returns during the relevant period represented by estimated allowance for sales returns based upon historical experience.

The Company records sales tax collected from its customers on a net basis, and therefore excludes it from revenue as defined in ASC 605, Revenue Recognition.

During the three and six months ended June 30, 2017 and 2016, the provision of sales return were $ Nil respectively.

Cost of Goods Sold

Cost of goods sold includes the cost of materials, labor, and relevant manufacturing expenses.

Selling Expenses

Selling expenses include packaging and shipping costs, as well as advertising and certain expenses associated with operating the Company’s corporate headquarters.

Advertising Costs

The Company expensed all advertising costs as incurred. Advertising expense, net of reimbursement from suppliers, amounted to $6,490 and $471 for the six months ended June 30, 2017 and 2016 respectively and $5,426 and $471 for the three months ended June 30, 2017 and 2016 respectively. Advertising expense is included in selling expense and general and administrative expenses in the accompanying consolidated statements of income.

Leases

The Company accounts for its leases under the provisions of ASC 840, Leases. Certain of the Company’s operating leases provide for minimum annual payments that change over the life of the lease. The aggregate minimum annual payments are expensed on the straight-line basis over the minimum lease term. The Company recognizes a deferred rent liability for minimum step rents when the amount of rent expense exceeds the actual lease payments and it reduces the deferred rent liability when the actual lease payments exceeds the amount of straight-line rent expense. Rent holidays and tenant improvement allowances for office remodels are amortized on the straight-line basis over the initial term of the lease and any option period that is reasonably assured of being exercised.

The Company did not have a lease that met the criteria of a capital lease. Leases that do not qualify as a capital lease are classified as an operating lease. Operating lease rental expenses included in selling, general and administrative expenses for the six months ended June 30, 2017 and 2016 were $9,862 and $10,868 respectively and for the three months ended June 30, 2017 and 2016 were $5,534 and $5,763.

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES BASIS OF PRESENTATION (CONTINUED)

Accounts Receivable

Accounts receivable is recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An allowance for doubtful accounts is maintained for all customers based on a variety of factors, including the industry practice, the length of time the receivables are past due, significant one-time events and historical experience. The Company is selling products delivered to certain customers which are closed to Agriculture Cooperatives as defined by ASC 905 “Agriculture”. The collection cycle may be varied and depended on the growing crops cycle.

Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectability of outstanding accounts receivable. The Company evaluates the credit risk of its customers utilizing historical data and estimates of future performance. Bad debts are written off as incurred. During the quarter ended June 30, 2017 and year ended December 31, 2016, the bad debts incurred were $Nil and $Nil respectively.

Outstanding accounts balances are reviewed individually for collectability. The Company does not charge any interest income on trade receivables. Accounts balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. To date, the Company has not charged off any balances as it has yet to exhaust all means of collection.

During the quarter ended June 30, 2017 and year ended December 31, 2016, the provision of doubtful debts were $Nil and $Nil respectively.

Inventories

Inventories primarily consist of merchandise inventories and are stated at lower of cost or market and net realizable value. Cost of inventories is calculated on the weighted average basis which approximates cost.

Management regularly reviews inventories and records valuation reserves for damaged and defective returns, inventories with slow-moving or obsolescence exposure and inventories with carrying value that exceeds market value. Because of its product mix, the Company has not historically experienced significant occurrences of obsolescence.

Inventory shrinkage is accrued as a percentage of revenues based on historical inventory shrinkage trends. The Company performs physical inventory count of its stores once per quarter and cycle counts inventories at its distribution centers once per quarter throughout the year. The reserve for inventory shrinkage represents an estimate for inventory shrinkage for each store since the last physical inventory date through the reporting date.

These reserves are estimates, which could vary significantly, either favorably or unfavorably, from actual results if future economic conditions, consumer demand and competitive environments differ from expectations.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Significant additions or improvements extending useful lives of assets are capitalized. Maintenance and repairs are charged to expense as incurred. Depreciation is provided over the estimated useful lives, using the straight-line method with 5% scrape value as follows:

Buildings	20 years
Machinery & equipment	10 years
Office equipment	3 years
Motor vehicles	4 years

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES BASIS OF PRESENTATION (CONTINUED)

Land Use Rights

According to the laws of the PRC, the government owns all the land in the PRC. Companies or individuals are authorized to possess and use the land only through the land use rights granted by the government. The land use rights represent cost of the rights to use the land in respect of properties located in the PRC. Land use rights are carried at cost and amortized on a straight-line basis over the period of rights of 50 years.

Goodwill

Goodwill represents the excess of purchase price over fair value of net assets acquired. Under ASC 350, Intangibles — Goodwill and Other, goodwill is not amortized but evaluated for impairment annually or whenever events or changes in circumstances indicate that the value may not be recoverable.

The Company performed an annual impairment test as of the end of fiscal year 2016, and determined that an impairment loss in the amount of $nil were recorded in 2016.

Long-lived Assets

The Company reviews long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Long-lived assets are reviewed for recoverability at the lowest level in which there are identifiable cash flows, usually at the store level. The carrying amount of a long-lived asset is not considered recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset. If the asset is determined not to be recoverable, then it is considered to be impaired and the impairment to be recognized is the amount by which the carrying amount of the asset exceeds the fair value of the asset, determined using discounted cash flow valuation techniques, as defined in ASC 360, Property, Plant, and Equipment.

The Company determined the sum of the undiscounted cash flows expected to result from the use of the asset by projecting future revenue and operating expense for each store under consideration for impairment. The estimates of future cash flows involve management judgment and are based upon assumptions about expected future operating performance. The actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance and economic conditions.

During the reporting periods, the Company performed the evaluation and there was no impairment loss.

Cash and Concentration of Credit Risk

The Company maintains cash in bank deposit accounts in Hong Kong and PRC, and considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company performs ongoing evaluations of the institution to limit its concentration risk exposure.

The Company’s customers are mainly located in the northeastern China. Because of this, the Company is subject to regional risks, such as the economy, regional financial conditions and unemployment, weather conditions, power outages, and other natural disasters specific to the region in which the Company operates.

Retirement Benefit Plans

Full time employees of the Company in China participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Company accounts the mandated defined contribution plan under the vested benefit obligations approach based on the guidance of ASC 715, Compensation—Retirement Benefits.

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES BASIS OF PRESENTATION (CONTINUED)

The total amounts for such employee benefits which were expensed were $3,721 and $5,958 for the six months ended June 30, 2017 and 2016 and $3,034 and $2,704 respectively and for the three months ended June 30, 2017 and 2016 respectively.

Income Taxes

The Company accounts for income tax using an asset and liability approach and allows for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future realization is uncertain.

Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other consolidated financial statements. The Company’s current component of comprehensive income is the net income and foreign currency translation adjustment.

Segment Reporting

The Company operates in one industry segment, operating manufacturing and selling of organic bio-fertilizer. ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Given the economic characteristics of the similar nature of the products sold, the type of customer and the method of distribution, the Company operates as one reportable segment as defined by ASC 280, Segment Reporting.

Basic and diluted earnings (loss) per share

In accordance with ASC No. 260 “Earnings Per Share”, the basic earnings (loss) per common share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed similarly to basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

Recently Issued Accounting Guidance

FASB Clarifies the Definition of a Business. The FASB has issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, clarifying the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business.

The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments provide a more robust framework to use in determining when a set of assets and activities is a business. They also provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable.

For public companies, the amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. For all other companies and organizations, the amendments are effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019.

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES BASIS OF PRESENTATION (CONTINUED)

The FASB has issued Accounting Standards Update No. 2017-06, Plan Accounting: Defined Benefit Pension Plans (Topic 960); Defined Contribution Pension Plans (Topic 962); Health and Welfare Benefit Plans (Topic 965): Employee Benefit Plan Master Trust Reporting. The amendments relate primarily to the reporting by an employee benefit plan (a plan) for its interest in a master trust. A master trust is a trust for which a regulated financial institution (bank, trust company, or similar financial institution that is regulated, supervised, and subject to periodic examination by a state or federal agency) serves as a trustee or custodian and in which assets of more than one plan sponsored by a single employer or by a group of employers under common control are held.

Recently Issued Accounting Guidance (continued)

The amendments are effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The amendments should be applied retrospectively to each period for which financial statements are presented. The amendments apply to reporting entities within the scope of Topic 960, Plan Accounting - Defined Benefit Pension Plans, Topic 962, Plan Accounting - Defined Contribution Pension Plans, or Topic 965, Plan Accounting - Health and Welfare Benefit Plans.

Under Topic 960, investments in master trusts are presented in a single line item in the statement of net assets available for benefits. Similar guidance is not provided in Topic 962 or 965, which has resulted in diversity in practice. For each master trust in which a plan holds an interest, the amendments require a plan’s interest in that master trust and any change in that interest to be presented in separate line items in the statement of net assets available for benefits and in the statement of changes in net assets available for benefits, respectively.

Topics 960 and 962 require plans to disclose their percentage interest in the master trust and a list of the investments held by the master trust, presented by general type, within the plan’s financial statements. The amendments remove the requirement to disclose the percentage interest in the master trust for plans with divided interests and require that all plans disclose the dollar amount of their interest in each of those general types of investments.

Current U.S. GAAP does not require disclosure by plans of the master trust’s other assets and liabilities. Examples of those balances include amounts due from brokers for securities sold, amounts due to brokers for securities purchased, accrued interest and dividends, and accrued expenses. The amendments require all plans to disclose: (a) their master trust’s other asset and liability balances; and (b) the dollar amount of the plan’s interest in each of those balances.

Lastly, investment disclosures (e.g., those required by Topics 815 and 820) relating to 401(h) account assets are generally provided in both the defined benefit pension plan financial statements and the health and welfare benefit plan financial statements. Stakeholders noted that the disclosures are redundant. The amendments remove that redundancy and do not require that the investment disclosures relating to the 401(h) account assets be provided in the health and welfare benefit plan’s financial statements. The amendments will require the health and welfare benefit plan to disclose the name of the defined benefit pension plan in which those investment disclosures are provided, so that participants can easily access those statements for information about the 401(h) account assets, if needed.

The FASB has issued Accounting Standards Update (ASU) No. 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments apply to all employers, including not-for-profit entities, that offer to their employees defined benefit pension plans, other postretirement benefit plans, or other types of benefits accounted for under Topic 715, Compensation — Retirement Benefits.

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES BASIS OF PRESENTATION (CONTINUED)

The amendments require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed.

The amendments also allow only the service cost component to be eligible for capitalization when applicable (e.g., as a cost of internally manufactured inventory or a self-constructed asset).

The amendments are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. For other entities, the amendments are effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance.

NOTE 3 – OTHER RECEIVABLES

Other receivables consisted of the following:

	June 30, 2017	December 31, 2016
	(unaudited)	(audited)
Deposits	$107,025	$101,124
Prepaid expenses	2,923	3,992
Advance to employee	3,742	1,033

Total	$113,690	$106,149

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	June 30, 2017	December 31, 2016
	(unaudited)	(audited)
Buildings	$2,952,683	$2,877,610
Machinery & equipment	560,105	545,864
Office equipment	66,978	65,175
Motor vehicles	147,011	143,273

Total property, plant and equipment	3,726,777	3,631,922
Less: accumulated depreciation and impairment charges	(648,672)	(514,473)

Total property, plant and equipment, net	$3,078,105	$3,117,449

The depreciation expenses for the six months ended June 30, 2017 and 2016 were $119,267 and $129,343 respectively.

The depreciation expenses for the three months ended June 30, 2017 and 2016 were $59,616 and $62,372 respectively.

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30, 2017	December 31, 2016
	(unaudited)	(audited)
Land use rights	$1,188,439	$1,158,222
Software system	1,296	1,263
Less – accumulated amortization	(314,252)	(294,504)

Total intangible assets, net	$875,483	$864,981

The amortization expenses of land use rights and software systems for the six months ended June 30, 2017 and 2016 were $11,913 and $12,539 respectively.

The amortization expenses of land use rights and software systems for the three months ended June 30, 2017 and 2016 were $5,942 and $6,273 respectively.

Future amortization of land use rights and software systems is as follows:

Years ending December 31,	Amount
2017	$11,884
2018	23,769
2019	23,769
2020	23,769
2021	23,769
Thereafter	768,523

Total	$875,483

NOTE 6 – INVENTORIES

Inventories consisted of the following:

	June 30, 2017	December 31, 2016
	(unaudited)	(audited)
Raw material	$65,655	$87,862
Finished goods	214,865	144,114

Inventories, net	$280,520	$231,976

NOTE 7 – CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Sales:

Customer	As at June 30, 2017		As at December 31, 2016
A	$28,994	28%	$820,900	64%
B	13,121	13%	74,128	6%
C	12,596	12%	70,875	6%
D	11,371	11%	-	-%
E	10,497	11%	-	-%
Total	$76,579	75%	$965,903	76%

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS (CONTINUED)

Purchases:

Supplier	As at June 30, 2017		As at December 31, 2016
AA	$17,153	58%	$232,614	56%
BB	5,086	17%	83,988	20%
CC	3,721	13%	32,403	8%
DD	2,389	8%	16,921	4%
EE	1,041	4%	11,628	3%
Total	$29,390	100%	$377,554	91%

NOTE 8 –OTHER PAYABLES

Other payables consisted of the following:

	June 30, 2017	December 31, 2016
	(unaudited)	(audited)
Payables to employees	$174,709	$162,153
Miscellaneous	22,820	21,059

Total other payables	$197,529	$183,212

NOTE 9 – LOSS PER SHARE

The Company calculates earnings per share in accordance with ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Potentially dilutive common shares consist of convertible preferred stock (using the if-converted method) and exercisable warrants and stock options outstanding (using the treasury method). The following table sets forth the computation of basic and diluted net income per common share:

The following table sets forth the computation of basic and diluted net income per common share:

Years Ended December 31,	June 30, 2017		June 30, 2016
	(unaudited)		(unaudited)
Net loss attributable to ordinary shareholders for computing basic net loss per ordinary share	$(448,072)		$(357,404)
Weighted-average shares of common stock outstanding in computing net loss per common stock
Basic	116,792,818		100,000,000
Diluted	116,792,818		100,000,000
Basic loss per share of common stock	$(0.38	)cents	$(0.36	)cents
Diluted loss per share	$(0.38	)cents)	$(0.36	)cents

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – AMOUNT DUE FROM / TO RELATED PARTIES

The details for amount due from / to related parties were as follows:

December 31,	June 30, 2017	December 31, 2016
Amount due from related parties:	(unaudited)	(audited)
Well Supreme Limited (c)	$-	$207,825
China Mineral Resources Holdings Limited (a) (c)	9,082	9,141
Shanxi Lukun Mining Technology Co., Ltd (a)	805,986	1,119,750
Isparta Holdings Limited (a) (b) (c)	437,390	477,417
	$1,252,458	$1,814,133

December 31,	June 30, 2017	December 31, 2016
	(unaudited)	(audited)
Amount due to related parties:
Shanxi Chengkai Mining Technology Co., Ltd (a)	$1,266,136	$1,234,520
Hong Kong Prolific Mineral Technologies Ltd (a)	1,508,262	1,518,078
Pilot Sunshine Limited (a) (c)	5,124	5,157
Able High Holdings Limited (a) (b) (c)	2,379,901	2,780,449
Hong Kong Prolific Eco-Technology Limited (a)	55,040	55,398
Holmsun Capital Limited (a) (b)	390,608	393,150
Hui & Lam Solicitors LLP (c)	9,265	21,380
Maycrown Capital Limited (a) (b)	396,819	399,401
View Strong Limited (a) (b) (c)	11,528	11,603
MA Wai Kin (d)	50,000	-
	$6,072,683	$6,419,136

____________

(a)	Common director, LEUNG Kwong Tak of operating subsidiary Lutu International Biotechnology Limited
(b)	Common shareholder, LEUNG Kwong Tak of operating subsidiary Lutu International Biotechnology Limited
(c)	Common director LAM Ching Wan of the Company
(d)	President, Secretary, Treasurer and director of the Company

NOTE 11 – INCOME TAXES

The Company and its subsidiaries have no operation in United States, Cayman Islands and British Virgin Islands, and are not subject to any domestic income tax. Therefore, no domestic income tax of United States, Cayman Islands and British Virgin Islands are paid in the quarter ended June 30, 2017 and year ended December 31, 2016.

Hong Kong Prolific Mineral Resources Holdings Limited was incorporated in Hong Kong and is subjected to Hong Kong profits tax rate of 16.5% for the six and three months ended June 30, 2017 and 2016. Income tax (reversal) expense amounted to $Nil for the quarter ended June 30, 2017 and year ended December 31, 2016.

A reconciliation of the provision for income taxes with amounts determined by applying the Hong Kong profit rate of 16.5% to income before income taxes is as follows:

	June 30, 2017	December 31, 2016
	(unaudited)	(audited)
Profit (Loss) before income tax	$(147,749)	$(453,066)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable loss	$(147,749)	$(453,066)
HongKongProfitsTaxrate %	16.5%	16.5%
Current tax credit	$24,379	$74,756
Less: Valuation allowance	(24,379)	(74,756)
	$-	$-

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – INCOME TAXES (CONTINUED)

No deferred tax has been provided as there are no material temporary differences arising during the quarter ended June 30, 2017 and year ended December 31, 2016.

Shanxi Green Biotechnology Industry Company Limited and Shenzhen Qianhai Lutu Supply Chain Management Company Limited were incorporated in the PRC and are subjected to income taxes under the current laws of the PRC. The EIT rate of PRC was 25% for the quarter ended June 30, 2017 and year ended December 31, 2016.

Profit (loss) before income tax of $(287,435) and $(484,914) for the quarter ended June 30, 2017 and year ended December 31, 2016 respectively, were attributed to operations in China. The income tax expenses consisted of the following:

	June 30, 2017	December 31, 2016
	(unaudited)	(audited)
Profit (Loss) before income tax	$(287,435)	$(484,914)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable loss	$(287,435)	$(484,914)
China Enterprise Income Tax rate	25%	25.0%
Current tax credit	$71,859	$121,229
Less: Valuation allowance	(71,859)	(121,229)
	$-	$-

No deferred tax has been provided as there are no material temporary differences arising during the quarter ended June 30, 2017 and year ended December 31, 2016.

NOTE 12 – SEGMENT INFORMATION

FASB Accounting Standard Codification Topic 280 (ASC 280) “Segment Reporting” establishes standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

In the quarter ended June 30, 2017 and year ended December 31, 2016, the Company is regarded as a single operating segment, being engaged in the manufacturing of bio-fertilizer. This principal activity and geographical market are substantially based in China, accordingly, no operating or geographical segment information are presented.

NOTE 13 – COMPREHENSIVE INCOME

Total comprehensive income includes, in addition to net income, changes in equity that are excluded from the consolidated statements of income and are recorded directly into a separate section of shareholders’ equity on the consolidated balance sheets. Comprehensive income and its components consist of the following:

Years Ended December 31,	June 30, 2017	December 31, 2016
	(unaudited)	(audited)
Net loss	$(448,072)	$(1,049,897)
Other comprehensive income, net of tax
Foreign currency translation adjustment	70,369	(122,997)

Comprehensive loss	$(377,703)	$(1,172,894)

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Operating Leases

Certain of our real properties is operated under lease agreements. Rental expense under operating leases was as follows:

	June 30, 2017	December 31, 2016
	(unaudited)	(audited)
Rent expense	$9,862	$17,890

Total rent expense, net	$9,862	$17,890

Annual minimum payments under operating leases are as follows:

Years Ended December 31,	Minimum Lease Payment

2017	$8,660
2018	17,319
2019	9,381

Total	$35,360

NOTE 15 - GOING CONCERN

As of June 30, 2017 and December 31, 2016, the Company has an accumulated deficits of $3,648,022 and $3,199,950 respectively, and its current liabilities exceed its current assets resulting in negative working capital of $7,846,556 and $7,333,603 respectively. In view of the matters described above, recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company's ability to raise additional financing and to succeed in its future operations. The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors and/or stockholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is actively pursuing (i) additional funding which would enhance capital employed; and (ii) strategic partners which would increase revenue bases or reduce operation expenses. Management believes that the above actions will allow the Company to continue its operations throughout this fiscal year.

NOTE 16 – SUBSEQUENT EVENT

Management has evaluated all activities and concluded that there was no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

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

On September 2, 2015, a change in control of the Company took place by virtue of the Company's largest shareholder and sole officer and director at that time, selling 4,000,000 shares of the Company's common stock to Forestbay Capital Partners II, LLC, a Delaware limited liability company. Such shares represented 65.8% of the Company's total issued and outstanding shares of common stock. As part of the sale of the shares, Forestbay Capital Partners arranged with the former officer and director, prior to his resignation as the sole officer and director of the Company Board, to appoint Mr. Edward Mooney as the sole officer and director of the Company. Mr. Mooney is the Manager of Forestbay Capital Partners II, LLC.

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

On September 30, 2016, the Company filed an Issuer Company-Related Action Notification Form with FINRA requesting that the aforementioned forward split and name change be effected in the market. The Company also requested that its ticker symbol be changed to “GVBT”. This forward split, name change and our ticker symbol change was acknowledged by FINRA and effected in the market on November 27, 2016.

As disclosed in our Current Report on Form 8-K dated May 12, 2017 there has been a change in our management.

Results of Operations

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue our operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Our revenue was $41,945 for the three months ended June 30, 2017 (“Q2”), a decrease of 90.98% from $464, 832 for the three months ended June 30, 2016 (“Comparable Quarter”). Revenue was $104,854 for the six months ended June 30, 2017 (First Half Year of FY2017”), a decrease of 90.57% from $1,111,573 for the six months ended June 30, 2016 (“Comparable Period”). Our net loss for the Q2, Comparable Quarter, the First Half Year of FY2017, and Comparable Period, were $(251,108) $(187,477), $(448,072) and $(357,404), respectively. Our comprehensive income (loss) for the Q2, Comparable Quarter, the First Half Year of FY2017, and Comparable Period were $(205,722), $(282,708), $(377,703) and $(401,474), respectively. Through June 30, 2017, our accumulated deficit and cumulative comprehensive loss were $(3,648,022) and $(103,729). Through December 31, 2016, our accumulated deficit and cumulative comprehensive loss were $(3,199,950) and $(174,098), respectively.

Result of Operations for the Three months ended June 30, 2017 and 2016

Revenue was decreased by $422,887, or 91.0% from $464,832 in the Comparable Quarter to $41,945 in Q2. The decrease in revenue during Q2 as compared to the Comparable Quarter was the result of the Company’s key customer has not placed an order for 2017. In order to diversify the Company’s operating risk, we have commenced conducting various field trials in order to promote and increase the sales of our products in major rice producing provinces in China, including Guangxi, Heilongjiang, and Jiangxi.

Cost of sales was decreased by $268,816, or 91.3% from $294,410 in the Comparable Quarter to $25,594 in Q2. The decrease was due to the decrease in production corresponding to the decrease in the sales revenue. In terms of percentage of revenue, cost of sales was 61.0% in Q2 as compared to 63.3% in the Comparable Quarter. The decrease was due to the significant decrease in certain variable costs as the production level dropped.

Gross profit was decreased by $154,071, or 90.4% from $170,422 in the Comparable Quarter to $16,351 in Q2. The decrease reflected the correlation in reduction of revenue. In terms of percentage of revenue, the gross profit percentage was increased to 39.0% for Q2 as compared to 36.7% for the Comparable Quarter. The decrease was primarily due to the significant drop in the sales revenue.

Selling expenses were decreased by $39,840, or 88.2% from $45,168 for the Comparable Quarter to $5,328 in Q2. In terms of percentage of revenue, the rates were 12.7% in Q2 compared to 9.7% in the Comparable Quarter. The decrease is primarily due to the decrease of testing expenses and shipping and transportation expenses which were correlated to the sales decrease.

General and administrative expenses were decreased by $35,349, or 11.8% from $298,886 for the Comparable Quarter to $263,537 for Q2. The decrease is generally due to a decrease in our operating activities in Q2 as compared to the Comparable Quarter.

The following is a summary of general and administrative expenses for the three months ended June 30, 2017, and 2016.

	June 30, 2017	June 30, 2016	Difference
	Unaudited	Unaudited
Consulting fees	$35,193	$123,137	$(87,944)
Salary and payroll expenses	48,827	44,718	4,109
Professional fees	45,451	5,523	39,928
Travel and entertainment	26,023	34,232	(8,209)
Research and Development	22,451	-	22,451
Other	27,646	31,128	(3,482)
Depreciation and amortization	57,946	60,148	(2,202)
	$263,537	$298,886	$(35,349)

Our most significant expenses are consulting fees, salary and payroll expenses, professional fees, travel and entertainment expenses, and depreciation and amortization.

Consulting fees were decreased by $87,944, or 71.4%, from $123,137 in Comparable Quarter to $35,193 in Q2, owing to the engagement of external consultants to improve the Company’s operating activities in the Comparable Quarter.

Our salary and payroll expenses were increased slightly to $48,827 in Q2, as compared to $44,718 in the Comparable Quarter. We anticipate that salary and payroll expenses will continue to rise in future periods as it becomes necessary to increase our staff in order to continue to increase our production activities.

Professional fees were increased by $39,928, or 722.9%, from $5,523 in Comparable Quarter to $45,451 in Q2. The increase of professional fees was due to the engagement of more independent professionals such as international lawyers and accountants.

Travel and entertainment expenses were decreased by $8,209, or 24.0%, from $34,232 in Comparable Quarter to $26,023 in Q2. The decrease of travel and entertainment expenses was due to the reduction of project-based travelling activities.

Research and Development expenses were increased to $22,451 in Q2 from $Nil in Comparable Quarter.

Other expenses include items such as office expenses, software related costs, telephone and a variety of other miscellaneous expenses. None of these expenses alone changed significantly, as the difference was $3,482, or 11.2%, a minor reduce from $31,128 in Comparable Quarter to $27,646 in Q2.

We anticipate that we will incur higher general and administrative expenses as a public company. We expect that our professional fees, cost of transfer agent, investor relations costs and other stock related costs will increase.

We also anticipate that selling, general and administrative expenses will concurrently increase with our increased activity in the future but will not increase in the same proportion to that of revenue.

Our loss from operations was increased by $78,882 or 45.4%, to negative $252,514 in Q2, from $173,632 in Comparable Quarter.

Non-operating income (expenses) was increased by $15,251 (110.2%) to $ 1,406 in Q2, from negative $13,845 in Comparable Quarter, of which mainly due to the other expense decreased $13,370, or 98.8% from $13,536 in Comparable Quarter to $166 in Q2.

The net loss attributed to the Company was decreased by $76,986, or 27.2% to negative $205,722 in Q2, as compared to negative $282,708 in Comparable Quarter.

Result of Operations for the six months ended June 30, 2017 and 2016

Revenue was decreased by $1,006,719, or 90.6% from $1,111,573, in the Comparable Period to $104,854 in the First Half Year of FY2017. The decrease in revenue during the First Half Year of FY2017 as compared to the Comparable Period was the result of the Company’s key customer has not placed an order for 2017. In order to diversify the risk, our Company has conducted various field trials in order to promote and increase the sales in those major rice-producing provinces in China including Guangxi, Heilongjiang, and Jiangxi.

Cost of sales was decreased by $778,340, or 92.4% from $842,500 in the Comparable Period to $64,160 in the First Half Year of FY2017. The decrease was due to the decrease in production corresponding with the decrease in the sales revenue. In terms of percentage of revenue, cost of sales was 61.2% in the First Half Year of FY2017 as compared to 75.8% in the Comparable Period. The decrease was due to the significant decrease in certain variable costs as the production level dropped.

Gross profit was decreased by $228,379, or 84.9% from $269,073 in the Comparable Period to $40,694 in the First Half Year of FY2017. The decrease reflected the correlation in reduction of revenue. In terms of percentage of revenue, the gross profit percentage was increased to 38.8% for the First Half Year of FY2017 as compared to 24.2% for the Comparable Period. The decrease was primarily due to the significant drop in the sales revenue

Selling expenses were decreased by $36,601, or 73.5%, to $13,210 in the First Half Year of FY2017 from $49,811 in the Comparable Period. In terms of percentage of revenue, the rates were 12.6% in the First Half Year of FY2017 compared to 4.5% in the Comparable Period. The decrease is primarily due to the decrease of testing expenses and shipping and transportation expenses which were correlated to the decrease in sales.

General and administrative expenses were decreased by $89,780, or 16.0% to $473,017 in the First Half Year of FY2017 from $562,797 in the Comparable Period. The decrease is generally due to a decrease in our operating activities in the First Half Year of FY2017 as compared to the Comparable Period.

The following is a summary of general and administrative expenses for the six months ended June 30, 2017, and 2016.

	June 30, 2017	June 30, 2016	Difference
	Unaudited	Unaudited
Consulting fees	$68,290	$168,317	$(100,027)
Salary and payroll expenses	101,985	109,911	(7,926)
Professional fees	45,451	37,694	7,757
Travel and entertainment	63,241	80,361	(17,120)
Research and Development	22,451	-	22,451
Other	58,782	65,593	(6,811)
Depreciation and amortization	112,817	100,921	11,896
	$473,017	$562,797	$(89,780)

Our most significant expenses are consulting fees, salary and payroll expenses, travel and entertainment expenses, and depreciation and amortization.

Consulting fees were decreased by $100,027, or 59.4%, to $68,290 in the First Half Year of FY2017, from $168,317 in Comparable Period, owing to the engagement of external consultants to improve the Company’s operating activities in the Comparable Period.

Our salary and payroll expenses were decreased slightly to $101,985 in the First Half Year of FY2017, as compared to $109,911 in the Comparable Period. We anticipate that salary and payroll expenses will continue to rise in future periods as it becomes necessary to increase our staff in order to continue to increase our production activities and enhance the management quality.

Professional fees were increased by $7,757, or 20.69%, from $37,694 in Comparable Period to $45,451 in the First Half Year of FY2017. The increase of professional fees was due to the engagement of more independent professionals such as international lawyers and accountants.

Travel and entertainment expenses were decreased by $17,120, or 21.3%, from $80,361 in Comparable Period to $63,241 in First Half Year of FY2017. The decrease of travel and entertainment expenses is primarily due to the reduction of project-based travelling activities.

Research and Development expenses were increased by $22,451, or 100%, to $22,451 in the First Half Year of FY2017 from $Nil in the Comparable Period.

Other expenses include items such as office expenses, software related costs, telephone and a variety of other miscellaneous expenses. None of these expenses alone changed significantly as the difference was $6,811, or 10.4%, a minor reduction from $65,593 in Comparable Period to $58,782 in the First Half Year of FY2017.

We anticipate that we will incur higher general and administrative expenses as a public company. We expect that our professional fees, cost of transfer agent, investor relations costs and other stock related costs will increase.

We also anticipate that selling, general and administrative expenses will concurrently increase with our increased activity in the future but will not increase in the same proportion to that of revenue.

Our loss from operations was increased by $101,998 or 29.7%, to negative $445,533 in the First Half Year of FY2017, from $343,535 in Comparable Period.

Non-operating income (expenses) decreased $11,330, or 81.7% to negative $2,539 in the First Half Year of FY2017, from negative $13,869 in Comparable Period, of which mainly due to the other expense decreased $10,116, or 74.7% from $13,536 in Comparable Period to $2,539 in the First Half Year of FY2017.

The net loss attributed to the Company decreased $23,871, or 5.9% to negative $377,703 in the First Half Year of FY2017, as compare to negative $401,574 in Comparable Period.

Liquidity and Capital Resources

The Company’s liquidity and capital is dependent on whether the Company is capable of generating its revenues and increasing its capital for the development and expansion of its business.

Management plans to support the Company’s operation and its business strategy by raising funds through public and private offerings and relying on officers and directors to perform essential management functions with minimal compensation. If we do not raise all of the money we need from a public offering, we will have to find alternative sources, such as a private placement of securities, or loans from our officers, directors or others. The loans are likely to be unsecured, non-interest bearing and repayable at demand.

Moreover, management has actively taken steps to revise its operating and financial needs. Management believes that the Company’s current and available capital resources will allow it to continue its operations throughout this fiscal year.

Working capital

At June 30, 2017, we had a working capital deficit of $7,846,556, as compared to a working capital deficit of $7,333,603 at December 31, 2016. Of the working capital deficit at June 30, 2017, $9,873,205 was amount due to related parties and shareholder and $1,252,458 was due from related parties. Excluding the amounts due to/from related parties and shareholder, we would have had a working capital surplus of $774,191 at June 30, 2017. As comparison, the working capital deficit at December 31, 2016, $10,362,992 was amount due to related parties and holding company and $1,814,133 was due from related parties. Excluding the amounts due to/from related parties and holding company, we would have had a working capital surplus of $1,215,256 at December 31, 2016. The amount due from related parties are unsecured, interest free and repayable on demand.

The Company is working with the related parties and expects to have the amounts be offset or settled on or before December 31, 2017.

Operating activities

During the six months ended June 30, 2017, operating activities used cash of $286,031, and for the six months ended June 30, 2016, operating activities used cash in operations of $934,761. The use of cash in operating activities for the six months ended June 30, 2017 was mainly derived from a net loss of $448,072 with a non-cash item of $131,899 in depreciation and amortization; moreover, there was an increase of $41,957 in inventories; an increase of $23,251 in advance to supplies; a decrease of $11,638 in advances from customer; a decrease of $16,837 in other tax payables, which were offset by a net increase of $103,657 ($395,782 minus $292,125) in amount due from related parties; and a decrease of $12,829 in accounts receivable. As comparison, the use of cash in operating activities for the six months ended June 30, 2016 was mainly derived from a net loss of $357,404 with a non-cash item of $149,544 in depreciation and amortization; moreover, there was an increase of $831,530 in account receivables; an increase of $79,587 in other receivables; a decrease of $33,214 in advances from customer; a decrease of $70,410 in other payables; a decrease of 28,322 in amount due to related parties; which were offset by a decrease of $263,869 in inventories; and an increase of $62,957 in accounts payable.

Investing Activities

During the six months ended June 30, 2017, investing activities used $1,502 of cash; and for comparison the six months ended June 30, 2016, investing activities used $1,459 of cash. The slight increase in use of cash was due to the decrease in investment on purchases of property, plant and equipment.

Financing Activities:

During the six months ended June 30, 2017, financing activities used $222,431 of cash; and comparison the six months ended June 30, 2016, financing activities used $744,662 of cash. The cash used from financing activities was derived from the repayment of cash to our shareholders.

As at June 30, 2017, net cash and cash equivalents balance was $9,299 as compared to balance $518,849 as at December 31, 2016.

As of June 30, 2017, stockholder’s equity was negative $3,873,170, compared to a negative equity of $3,331,168 at December 31, 2016.

In the current operation, the source of fund was provided by loan from directors and shareholders. In case the directors and shareholders did not continue to support the operation, the Company will be short of fund and cannot operate any longer.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds, loans from third parties, other debt facilities, or further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business; and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to the shareholdings of our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent auditors' report accompanying our December 31, 2016 audited financial statements filed in Form 8-K and 8-K./A to US SEC on May 12, 2017 and August 3, 2017 contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

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

An evaluation was conducted by an officer under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six month period ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Not applicable as a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOUSURES

Not applicable.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibits

Exhibit No.	Description

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN VISION BIOTECHNOLOGY CORP.

Date: September 21, 2017	By:	/s/ William Ching Wan Lam
William Ching Wan Lam
Chief Executive Officer

Date: September 21, 2017	By:	/s/ Kwok Leung Lo
Kwok Leung Lo
Chief Financial Officer

