Form 10-Q
period 2017-09-30
GREEN VISION BIOTECHNOLOGY CORP.
filed 2018-02-13
CIK 1571804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________

Commission File No. No. 000-55210

GREEN VISION BIOTECHNOLOGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	7380	98-1060941
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

Rooms 1505-06, The Center, 99 Queen’s Road Central,

Hong Kong SAR, China

(Address of principal executive offices)

Copies to:

Matthew McMurdo, Esq.

McMurdo Law Group, LLC

1185 Avenue of the Americas

3rd Floor

New York, New York 10036

917-318-2885

______________________________________________________________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

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

Yes ☒ No ☐

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the most practicable date: As of September 30, 2017, there were 160,790,000 shares of Common Stock of the issuer outstanding.

PART I. FINANCIAL INFORMATION

ITEM: 1 FINANCIAL STATEMENTS

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Note	September 30, 2017	December 31, 2016
		(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents		$59,532	$518,849
Accounts receivable, net of allowance for doubtful accounts		443,356	791,800
Inventories, net	6	273,991	231,976
Advance to suppliers		46,327	53,220
Other receivables	3	371,275	106,149
Amount due from related parties	10	-	1,814,133
Total current assets		1,194,481	3,516,127

Property, plant equipment, net	4	3,072,163	3,117,449
Intangible assets	5	884,984	864,981
Long term lease prepayment		20,005	20,005
Total non-current assets		3,977,152	4,002,435
TOTAL ASSETS		$5,171,633	$7,518,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable		$126,971	$146,222
Advances from customer		15	11,511
Accrued expenses		89,597	100,883
Accrued payroll		15,938	17,677
Other payables	8	207,852	183,212
Other tax payables		67	27,233
Amount due to related parties	10	5,273,343	6,419,136
Amount due to shareholder		3,916,473	3,943,856
Total current liabilities		9,630,256	10,849,730
TOTAL LIABILITIES		$9,630,256	$10,849,730

Stockholders’ equity
Common stock, $0.001 par value per share, authorized 750,000,000 and 750,000,000 shares, issued and outstanding 160,790,000 and 100,000,000 shares at June 30, 2017, and December 31, 2016 respectively		160,790	100,000
Additional paid-in capital		(282,209)	(57,120)
Accumulated other comprehensive loss		(85,504)	(174,098)
Accumulated deficit		(4,251,700)	(3,199,950)
TOTAL STOCKHOLDERS’ DEFICIT		(4,458,623)	(3,331,168)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$5,171,633	$7,518,562

See accompanying notes to unaudited consolidated financial statements

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Note	Three Months Ended Sept 30, 2017		Three Months Ended Sept 30, 2016		Nine Months Ended Sept 30, 2017		Nine Months Ended Sept 30, 2016
		$		$		$		$
Revenue, net		16,234		120,538		121,088		1,232,111
Cost of goods sold		10,455		98,462		74,615		940,962
Gross profit		5,779		22,076		46,473		291,149

Operating expenses
Selling expenses		38,405		14,437		51,615		64,248
General and administrative expenses		568,964		214,650		1,041,981		777,447
Total operating expenses		607,369		229,087		1,093,596		841,695

Loss from operations		(601,590)		(207,011)		(1,047,123)		(550,546)

Non-operating income(expense)
Interest income		117		63		117		63
Interest expenses		(612)		(441)		(2,481)		(2,787)
Other income		(1,485)		75,986		1,265		77,999
Other expense		(108)		69		(3,528)		(13,467)
Total non-operating income(expense)		(2,088)		75,677		(4,627)		61,808

(Loss) before income taxes		(603,678)		(131,334)		(1,051,750)		(488,738)
Income taxes		-		-		-		-
Net loss		(603,678)		(131,334)		(1,051,750)		(488,738)

Comprehensive loss statement
Net loss		(603,678)		(131,334)		(1,051,750)		(488,738)
Foreign currency translation adjustment		18,225		(50,597)		88,594		(94,767)

Comprehensive loss		(585,453)		(181,931)		(963,156)		(583,505)

Loss per share of common stock	9
-Basic		(0.38	)cents	(0.13	)cents	(0.80	)cents	(0.49	)cents
-Diluted		(0.38	)cents	(0.13	)cents	(0.80	)cents	(0.49	)cents

Weighted average number of common stock	9
-Basic		160,790,000		100,000,000		131,619,707		100,000,000
-Diluted		160,790,000		100,000,000		131,619,707		100,000,000

See accompanying notes to unaudited consolidated financial statements

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’DEFICIT AND COMPREHENSIVE INCOME

				Accumulated
	Common stock		Additional	other		Total
	Shares		paid-in	comprehensive	Accumulated	stockholders'
	outstanding	Amount	capital	loss	deficit	equity/(deficit)
		$	$	$	$	$
Balance, Dec 31, 2015	100,000,000	100,000	(57,120)	(51,101)	(2,150,053)	(2,158,274)

Net loss	-	-	-	-	(1,049,897)	(1,049,897)
Foreign currency translation adjustment	-	-	-	(122,997)	-	(122,997)
Balance, Dec 31, 2016	100,000,000	100,000	(57,120)	(174,098)	(3,199,950)	(3,331,168)

Reverse merger recapitalization	60,790,000	60,790	(225,089)			(164,299)
Net loss	-	-	-		(1,051,750)	(1,051,750)
Foreign currency translation adjustment	-	-	-	88,594	-	88,594
Balance, September 30, 2017	160,790,000	160,790	(282,209)	(85,504)	(4,251,700)	(4,458,623)

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Nine Months Ended September 30,
	2017	2016
Cash flows used in operating activities:
Net (loss) income	$(1,051,750)	$(488,738)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	179,474	190,408
Amortization of intangible assets	17,922	18,685
Allowance for doubtful accounts	345,596	-
Long term lease prepayment	867	1,809
Changes in assets and liabilities:
Accounts receivable	29,468	(829,810)
Inventories	(31,035)	361,584
Advances to suppliers	9,047	(593)
Other receivables	(255,178)	(856,595)
Amount due from related parties	610,830	(411,937)
Accounts payable	(25,162)	50,660
Advances from customer	(11,741)	(81,963)
Other payables	16,158	(93,907)
Other tax payables	(27,747)	5,128
Accrued payroll	(2,466)	(10,907)
Accrued expenses	(40,447)	(3,171)
Amount due to related parties	(47,849)	1,421,499
Net cash provided by (used for) operating activities	(284,013)	(727,848)
Cash flows used for investing activities:
Purchases of property, plant and equipment	(1,512)	(1,450)
Net cash used for investing activities	(1,512)	(1,450)
Cash flows provided by (used for) financing activities:
Repayment for amount due to related parties	-	(41,037)
Amounts due to shareholder	(173,600)	558,643
Net cash provided by (used for) financing activities	(173,600)	517,606

Net increase (decrease) in cash	(459,125)	(211,692)
Effect of foreign currency translation	(192)	(1,269)
Cash – beginning of period	518,849	469,556
Cash – end of period	$59,532	$256,595
Non-cash financing activities
Issuance of common stock	$60,790	$-
Supplemental disclosures of cash flow information:
Interest paid	$2,481	$2,787
Income taxes	$-	$-

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

On May 12, 2017, GVBT entered into a share exchange agreement (the “Majority Interest Exchange Agreement”) with Able Lead Holdings Limited (“Able Lead”), the 89% shareholder of Lutu International. Under the Majority Interest Exchange Agreement, Able Lead agreed to enter into a series of contractual arrangements with GVBT (collectively, the “Contractual Arrangements”) (as described below), in which GVBT assumed management control of the Lutu Group. Able Lead further agreed to deliver the shares of Lutu International to GVBT once the Outstanding Loan is fully repaid. In consideration, GVBT agreed to issue and deliver a total of 89 million shares of GVBT’s common stock to an escrow agent (issued in the name of the escrow agent or its nominee) (the “ Escrow Shares ”). The Escrow Shares shall be held in escrow for a period of one year or such period of time to be agreed by GVBT and Able Lead upon the execution of the Majority Interest Exchange Agreement. Conditional upon the full repayment of the Outstanding Loan and the release of the Security, the Escrow Shares shall be released to Able Lead in exchange for the delivery of a total of 89% of the issued and outstanding shares of Lutu International by Able Lead to GVBT. In the event that Able Lead fully repays the Outstanding Loan and causes the release of the Security, then the Escrow Shares shall be delivered to Able Lead. In the event that Able Lead cannot fully repay the Outstanding Loan (within a period of one year, or such period of time to be agreed by GVBT and Able Lead) and cause the release of the Security, then the Escrow Shares shall be delivered to transfer agent for cancellation. Unless otherwise expressly agreed in writing by GVBT and Able Lead, the Majority Share Exchange Agreement shall be automatically terminated upon the termination of any of the agreements in the Contractual Arrangements described as below. The transactions under the Majority Interest Exchange Agreement were completed on May 12, 2017.

Pursuant to an escrow agreement (the “Escrow Agreement”) entered into between Booth Udall Fuller, PLC (the “Escrow Agent”) and GVBT on May 12, 2017, the Escrow Shares shall be held by Booth Udall Fuller, PLC for a year upon the execution of the Majority Share Exchange Agreement. The Escrow Shares shall not be subject to any lien, attachment, or any other judicial process.

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND NATURE OF BUSINESS (CONTINUED)

On May 12, 2017, GVBT entered into a series of contractual agreements as described below with Lutu International Biotechnology Limited (“Lutu International”) and/or Able Lead (the “Contractual Arrangements”). Upon execution of the Contractual Arrangements, GVBT assumed management of Lutu International and its subsidiaries (the “Lutu Group”) and received economic benefits which includes right to receive the expected residual returns and and/or obligation to absorb expected loss from the Lutu Group. Each agreement in the Contractual Arrangements constitutes valid and binding obligations of the parties of such agreements and is enforceable and valid in accordance with the laws of Cayman Islands. All agreements executed by Lutu International were duly approved by its board of directors and the Shareholders of Lutu International.

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

Operating Agreement

Pursuant to the operating agreement entered into between GVBT, Lutu International and Able Lead on May 12, 2017, GVBT agreed to provide guidance and instructions on the Lutu Group’s daily operations, financial management and employment issues. Able Lead agreed to designate candidates recommended by GVBT as their representatives on the boards of directors of each member of the Lutu Group. GVBT has the right to appoint senior executives of each member of the Lutu Group. In addition, GVBT agreed to guarantee the Lutu Group’s performance under any agreements or arrangements relating to the Lutu Group’s business arrangements with any third party. In consideration, Lutu International agrees that it will not, and will cause the Lutu Group not to, without the prior consent of GVBT, engage in any transactions that could materially affect their respective assets, liabilities, rights or operations, including but not limited to, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of their assets or intellectual property rights in favor of a third party or transfer of any agreements relating to their business operation to any third party. The term of this operating agreement is five (5) years from its effective date and may be extended and terminated only upon GVBT’s written confirmation prior to the expiration of this agreement.

Unless otherwise expressly agreed in writing by GVBT and Able Lead, the Operating Agreement shall be automatically terminated upon the termination of any of the agreements in the Contractual Arrangements or the Majority Interest Exchange Agreement.

Proxy Agreement

Pursuant to the proxy agreement entered into between Able Lead, Lutu International, and GVBT on May 12, 2017, Able Lead agreed to irrevocably grant a person to be designated by GVBT the right to exercise its voting rights and other rights, including the attendance of, and the voting at the shareholders’ meetings of Lutu International for and on behalf of Able Lead (or the signing of written resolutions in lieu of such meetings) in accordance with applicable laws and its articles of association, including but not limited to the appointment and voting for the directors and chairman of the board as the authorized representative of Able Lead to exercise controlling power in the Lutu Group. The proxy agreement may be terminated by joint consent of the parties or upon 7-day written notice from GVBT.

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

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim consolidated financial reporting. Accordingly, these consolidated financial statements do not include all information and footnote disclosures required for an annual set of consolidated financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows as of September 30, 2017 and for all interim periods presented herein have been reflected in these consolidated financial statements and the notes there to. Interim results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the fiscal year as a whole. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as included in the Form 8-K and 8-K/A for the year ended December 31, 2016 filed with U.S. SEC on May 12, 2017 and August 3, 2017.

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

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Economic and political risks

The Company’s operations are mainly conducted in the Hong Kong Special Administrative Region (“Hong Kong”) and the People’s Republic of China (“China”) (for the purpose of this Current Report on Form 10-Q, China does not include Hong Kong, Macau Special Administrative Region of the People's Republic of China and Taiwan (The Republic of China) and a large number of customers are located in northern China. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in Hong Kong and China, and by the general state of the economy in Hong Kong and China.

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

Below is a table with foreign exchange rates used for translation:

For the nine months and year ended, (Average Rate)		Sept 30, 2017		Dec 31, 2016		Sept 30, 2016
Chinese Renminbi (RMB)	RMB	6.80732	RMB	6.64330	RMB	6.58022
United States dollar ($)		$1.00000		$1.00000		$1.00000

As of (Closing Rate)		Sept 30, 2017		Dec 31, 2016		Sept 30, 2016
Chinese Renminbi (RMB)	RMB	6.65490	RMB	6.95566	RMB	6.67022
United States dollar ($)		$1.00000		$1.00000		$1.00000

For the nine months and year ended, (Average Rate)		Sept 30, 2017		Dec 31, 2016		Sept 30, 2016
Hong Kong (HKD)	HKD	7.78721	HKD	7.76224	HKD	7.76378
United States dollar ($)		$1.00000		$1.00000		$1.00000

As of (Closing Rate)		Sept 30, 2017		Dec 31, 2016		Sept 30, 2016
Hong Kong (HKD)	HKD	7.81164	HKD	7.75652	HKD	7.75497
United States dollar ($)		$1.00000		$1.00000		$1.00000

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

During the three and nine months ended September 30, 2017 and 2016, the provision of sales return were $ Nil respectively.

Cost of Goods Sold

Cost of goods sold includes the cost of materials, labor, and relevant manufacturing expenses.

Selling Expenses

Selling expenses include packaging and shipping costs, as well as advertising and certain expenses associated with operating the Company’s corporate headquarters.

Advertising Costs

The Company expensed all advertising costs as incurred. Advertising expense, net of reimbursement from suppliers, amounted to $8,053 and $471 for the nine months ended September 30, 2017 and 2016 respectively and $1,563 and $Nil for the three months ended September 30, 2017 and 2016 respectively. Advertising expense is included in selling expense and general and administrative expenses in the accompanying consolidated statements of income.

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

The Company did not have a lease that met the criteria of a capital lease. Leases that do not qualify as a capital lease are classified as an operating lease. Operating lease rental expenses included in selling, general and administrative expenses for the nine months ended September 30, 2017 and 2016 were $18,349 and $16,315 respectively and for the three months ended September 30, 2017 and 2016 were $8,487 and $5,447.

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectability of outstanding accounts receivable. The Company evaluates the credit risk of its customers utilizing historical data and estimates of future performance. Bad debts are written off as incurred. During the quarter ended September 30, 2017 and year ended December 31, 2016, the bad debts incurred were $Nil and $Nil respectively.

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

During the quarter ended September 30, 2017 and year ended December 31, 2016, the provision of doubtful debts were $345,596 and $Nil respectively.

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

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The total amounts for such employee benefits which were expensed were $7,060 and $9,981 for the nine months ended September 30, 2017 and 2016 and $3,339 and $4,023 respectively and for the three months ended September 30, 2017 and 2016 respectively.

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

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Guidance (continued)

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

The FASB has issued Accounting Standards Update (ASU) No. 2017-09, Compensation—Stock Compensation (Topic 718) — Scope of Modification Accounting. ASU 2017-09 applies to entities that change the terms or conditions of a share-based payment award.

The FASB adopted ASU 2017-09 to provide clarity and reduce diversity in practice as well as cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to the modification of the terms and conditions of a share-based payment award.

Diversity in practice has arisen in part because some entities apply modification accounting under Topic 718 for modifications to terms and conditions that they consider substantive, but do not when they conclude that particular modifications are not substantive. Others apply modification accounting for any change to an award, except for changes that they consider purely administrative in nature. Still others apply modification accounting when a change to an award changes the fair value, the vesting, or the classification of the award. In practice, it appears that the evaluation of a change in fair value, vesting, or classification may be used to evaluate whether a change is substantive.

Although the Master Glossary of the FASB Accounting Standards Codification™ currently defines the term modification as “a change in any of the terms or conditions of a share-based payment award,” Topic 718 does not contain guidance on what changes are substantive or purely administrative.

The amendments in ASU 2017-09 include guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718.

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Guidance (continued)

These amendments require the entity to account for the effects of a modification unless all of the following conditions are met:

•	The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or value using an alternative measurement method) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification;

•	The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and

•	The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified.

The amendments are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017.

Early adoption is permitted, including adoption in any interim period for: (a) public business entities for reporting periods for which financial statements have not yet been issued, and (b) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments should be applied prospectively to an award modified on or after the adoption date.

The FASB has issued Accounting Standards Update (ASU) No. 2017-13.This ASU adds, amends, and supersedes SEC paragraphs of the Accounting Standards Codification (ASC) related to the adoption and transition provisions of ASU No. 2014-09, Revenue From Contracts with Customers and ASU 2016-02, Leases, for public business entities. The ASU is titled ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.

ASU 2017-13 codifies portions of an SEC Staff Announcement made at the July 20, 2017 Emerging Issues Task Force (EITF) meeting essentially delaying the effective date of the revenue recognition and leases standards for a subset of public entities . The SEC Observer made the following SEC Staff Announcement, “Transition Related to Accounting Standards Updates No. 2014-09 and 2016-02,” at the July 20, 2017 EITF meeting:

The SEC staff would not object to a public business entity that otherwise would not meet the definition of a public business entity except for a requirement to include or the inclusion of its financial statements or financial information in another entity’s filing with the SEC adopting (1) ASC Topic 606, Revenue from Contracts with Customers for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019, and (2) ASC Topic 842, Leases for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020.

A public business entity that otherwise would not meet the definition of a public business entity except for a requirement to include or the inclusion of its financial statements or financial information in another entity’s filing with the SEC may still elect to adopt ASC Topic 606 and ASC Topic 842 according to the public business entity effective dates.

This announcement is applicable only to public business entities that otherwise would not meet the definition of a public business entity except for a requirement to include or the inclusion of its financial statements or financial information in another entity’s filing with the SEC. This announcement is not applicable to other public business entities.

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. OTHER RECEIVABLES

Other receivables consisted of the following:

	Sept 30, 2017	December 31, 2016
	(unaudited)	(audited)
Deposits	$334,909	$101,124
Prepaid expenses	2,980	3,992
Advance to employee	33,386	1,033

Total	$371,275	$106,149

NOTE 4. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	Sept 30, 2017	December 31, 2016
	(unaudited)	(audited)
Buildings	$3,005,122	$2,877,610
Machinery & equipment	570,052	545,864
Office equipment	68,147	65,175
Motor vehicles	149,622	143,273

Total property, plant and equipment	3,792,943	3,631,922
Less: accumulated depreciation and impairment charges	(720,780)	(514,473)

Total property, plant and equipment, net	$3,072,163	$3,117,449

The depreciation expenses for the nine months ended September 30, 2017 and 2016 were $179,474 and $190,408 respectively.

The depreciation expenses for the three months ended September 30, 2017 and 2016 were $60,207 and $61,065 respectively.

NOTE 5. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	Sept 30, 2017	December 31, 2016
	(unaudited)	(audited)
Land use rights	$1,209,545	$1,158,222
Software system	1,319	1,263
Less – accumulated amortization	(325,880)	(294,504)

Total intangible assets, net	$884,984	$864,981

The amortization expenses of land use rights and software systems for the nine months ended September 30, 2017 and 2016 were $17,922 and $18,685 respectively.

The amortization expenses of land use rights and software systems for the three months ended September 30, 2017 and 2016 were $6,009 and $6,146 respectively.

Future amortization of land use rights and software systems is as follows:

Years ending December 31,	Amount
2017	$6,048
2018	24,191
2019	24,191
2020	24,191
2021	24,191
Thereafter	782,172

Total	$884,984

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. INVENTORIES

Inventories consisted of the following:

	Sept 30, 2017	December 31, 2016
	(unaudited)	(audited)
Raw material	$100,616	$87,862
Finished goods	173,375	144,114

Inventories, net	$273,991	$231,976

NOTE 7. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Sales:

Customer	As at Sept 30, 2017		As at December 31, 2016
A	$32,797	27%	$820,900	64%
B	26,451	22%	74,128	6%
C	16,605	14%	70,875	6%
D	14,812	12%	-	-%
E	13,225	11%	-	-%
Total	$103,890	75%	$965,903	76%

Purchases:

Supplier	As at Sept 30, 2017		As at December 31, 2016
AA	$32,493	26%	$232,614	56%
BB	21,472	17%	83,988	20%
CC	18,032	14%	32,403	8%
DD	13,555	11%	16,921	4%
EE	8,924	7%	11,628	3%
Total	$94,476	75%	$377,554	91%

NOTE 8. OTHER PAYABLES

Other payables consisted of the following:

	Sept 30, 2017	December 31, 2016
	(unaudited)	(audited)
Payables to employees	$178,476	$162,153
Miscellaneous	29,376	21,059

Total other payables	$207,852	$183,212

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. LOSS PER SHARE

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

The following table sets forth the computation of basic and diluted net income per common share:

Period ended September 30,	Sept 30, 2017		Sept 30, 2016
	(unaudited)		(unaudited)
Net loss attributable to ordinary shareholders for computing basic net loss per ordinary share	$(1.051,750)		$(488,738)
Weighted-average shares of common stock outstanding in computing net loss per common stock
Basic	131,619,707		100,000,000
Diluted	131,619,707		100,000,000
Basic loss per share of common stock	(0.80	)cents	(0.49	)cents
Diluted loss per share	(0.80	)cents	(0.49	)cents

NOTE 10. AMOUNT DUE FROM / TO RELATED PARTIES

The details for amount due from / to related parties were as follows:

Amount as at	Sept 30, 2017	December 31, 2016
	(unaudited)	(audited)
Amount due from related parties:
Well Supreme Limited (c)	$-	$207,825
China Mineral Resources Holdings Limited (a) (c)	-	9,141
Shanxi Lukun Mining Technology Co., Ltd (a)	-	1,119,750
Isparta Holdings Limited (a) (b) (c)	-	477,417
	$-	$1,814,133

Amount as at	Sept 30, 2017	December 31, 2016
	(unaudited)	(audited)
Amount due to related parties:
Shanxi Chengkai Mining Technology Co., Ltd (a)	$-	$1,234,520
Hong Kong Prolific Mineral Technologies Ltd (a)	-	1,518,078
Pilot Sunshine Limited (a) (c)	-	5,157
Able High Holdings Limited (a) (b) (c)	-	2,780,449
Hong Kong Prolific Eco-Technology Limited (a)	-	55,398
Holmsun Capital Limited (a) (b)	5,273,343	393,150
Hui & Lam Solicitors LLP (c)	-	21,380
Maycrown Capital Limited (a) (b)	-	399,401
View Strong Limited (a) (b) (c)	-	11,603
	$5,273,343	$6,419,136

_______________

(a)	Common director, LEUNG Kwong Tak of operating subsidiary Lutu International Biotechnology Limited
(b)	Common shareholder, LEUNG Kwong Tak of operating subsidiary Lutu International Biotechnology Limited
(c)	Common director LAM Ching Wan of the Company

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. INCOME TAXES

The Company and its subsidiaries have no operation in United States, Cayman Islands and British Virgin Islands, and are not subject to any domestic income tax. Therefore, no domestic income tax of United States, Cayman Islands and British Virgin Islands are paid in the quarter ended September 30, 2017 and year ended December 31, 2016.

Hong Kong Prolific Mineral Resources Holdings Limited was incorporated in Hong Kong and is subjected to Hong Kong profits tax rate of 16.5% for the nine and three months ended September 30, 2017 and 2016. Income tax (reversal) expense amounted to $Nil for the quarter ended September 30, 2017 and year ended December 31, 2016.

A reconciliation of the provision for income taxes with amounts determined by applying the Hong Kong profit rate of 16.5% to income before income taxes is as follows:

	Sept 30, 2017	December 31, 2016
	(unaudited)	(audited)
Profit (Loss) before income tax	$(232,076)	$(453,066)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable loss	$(232,076)	$(453,066)
Hong Kong ProfitsTaxrate	16.5%	16.5%
Current tax credit	$38,293	$74,756
Less: Valuation allowance	(38,293)	(74,756)
	$-	$-

No deferred tax has been provided as there are no material temporary differences arising during the quarter ended September 30, 2017 and year ended December 31, 2016.

Shanxi Green Biotechnology Industry Company Limited and Shenzhen Qianhai Lutu Supply Chain Management Company Limited were incorporated in the PRC and are subjected to income taxes under the current laws of the PRC. The EIT rate of PRC was 25% for the quarter ended September 30, 2017 and year ended December 31, 2016.

Profit (loss) before income tax of $(819,674) and $(484,914) for the quarter ended September 30, 2017 and year ended December 31, 2016 respectively, were attributed to operations in China. The income tax expenses consisted of the following:

	Sept 30, 2017	December 31, 2016
	(unaudited)	(audited)
Profit (Loss) before income tax	$(819,674)	$(484,914)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable loss	$(819,674)	$(484,914)
China Enterprise Income Tax rate	25%	25.0%
Current tax credit	$204,919	$121,229
Less: Valuation allowance	(204,919)	(121,229)
	$-	$-

No deferred tax has been provided as there are no material temporary differences arising during the quarter ended September 30, 2017 and year ended December 31, 2016.

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. SEGMENT INFORMATION

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

In the quarter ended September 30, 2017 and year ended December 31, 2016, the Company is regarded as a single operating segment, being engaged in the manufacturing of bio-fertilizer. This principal activity and geographical market are substantially based in China, accordingly, no operating or geographical segment information are presented.

NOTE 13. COMPREHENSIVE INCOME

Total comprehensive income includes, in addition to net income, changes in equity that are excluded from the consolidated statements of income and are recorded directly into a separate section of shareholders’ equity on the consolidated balance sheets. Comprehensive income and its components consist of the following:

Period and Year Ended	Sept 30, 2017	December 31, 2016
	(unaudited)	(audited)
Net loss	$(1,051,750)	$(1,049,897)
Other comprehensive income, net of tax
Foreign currency translation adjustment	88,594	(122,997)

Comprehensive loss	$(963,156)	$(1,172,894)

NOTE 14. COMMITMENTS AND CONTINGENCIES

Operating Leases

Certain of our real properties are operated under lease agreements. Rental expense under operating leases was as follows:

	Sept 30, 2017	December 31, 2016
	(unaudited)	(audited)
Rent expense	$18,349	$17,890

Total rent expense, net	$18,349	$17,890

Annual minimum payments under operating leases are as follows:

Years Ended December 31,	Minimum Lease Payment

2017	$4,364
2018	17,457
2019	9,456

Total	$31,277

 GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. GOING CONCERN

As of September 30, 2017 and December 31, 2016, the Company has an accumulated deficit of $4,251,700 and $3,199,950 respectively, and its current liabilities exceed its current assets resulting in negative working capital of $8,435,775 and $7,333,603 respectively. In view of the matters described above, recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company's ability to raise additional financing and to succeed in its future operations. The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors and/or stockholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 16. SUBSEQUENT EVENT

Subsequent to the period ended on September 30, 2017, Yao Gui Mu (“the Plaintiff”), former operation manager of Shanxi Green Biotechnology Industry Company (“the Defendant”) Limited, brought a lawsuit against the Company in the The District People’s Court of Jin Zhong City, Yu Ci District on November 20, 2017. The subject dispute of the lawsuit concerns an unsettled current account balance of $135,239 (RMB900,000) which was claimed to be a loan advanced to the Company by the Plaintiff. The Company’s PRC lawyer had prepared the Statement of Defense on November 23, 2017 and submitted to The District People’s Court of Jin Zhong City, Yu Ci District for defense. A court hearing was held on December 5, 2017, and pursuant to the latest opinion from the Company’s PRC lawyer, no provisions have been made for any probable and material loss as a result of the lawsuit. The final judgment of the lawsuit will be handed down within three months’ time by early February 2018.

Management has evaluated all activities and concluded that there was no other subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

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

The Company was originally incorporated under the laws of the State of Nevada on July 5, 2012 as Any Translation Corp.

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

Our revenue was $16,234 for the three months ended September 30, 2017 (“Q3”), a decrease of 86.5% from $120,538 for the three months ended September 30, 2016 (“Comparable Quarter”). Revenue was $121,088 for the nine months period ended September 30, 2017 (“Nine Months of FY2017”), a decrease of 90.17% from $1,232,111 for the nine months ended September 30, 2016 (“Comparable Period”). Our net loss for the Q3, Comparable Quarter, the Nine Months of FY2017, and Comparable Period, were $(603,678) $(131,334), $(1,051,750) and $(488,738), respectively. Our comprehensive loss for the Q3, Comparable Quarter, the Nine Months of FY2017, and Comparable Period were $(585,453), $(181,931), $(963,156) and $(583,505), respectively. Through September 30, 2017, our accumulated deficit and cumulative comprehensive loss were $(4,251,700) and $(85,504). Through December 31, 2016, our accumulated deficit and cumulative comprehensive loss were $(3,199,950) and $(174,098), respectively.

Result of Operations for the Three months ended September 30, 2017 and 2016

Revenue was decreased by $104,304, or 86.5% from $120,538 in the Comparable Quarter to $16,234 in Q3. The decrease in revenue during Q3 as compared to the Comparable Quarter was the result of the Company’s key customer has not placed an order for 2017. Moreover, this customer has not fully settled outstanding invoices for prior sales and the Company has decided to stop selling products to this customer on credit. Moreover, the Company is in the process to take appropriate legal actions for the recovery of account receivable in the nearest future. In order to diversify the Company’s operating risk, we have commenced conducting various field trials in order to promote and increase the sales of our products in major rice producing provinces in China, including Guangxi, Heilongjiang, and Jiangxi.

Cost of sales was decreased by $88,007, or 89.4% from $98,462 in the Comparable Quarter to $10,455 in Q3. The decrease was due to the decrease in production corresponding to the decrease in the sales revenue. In terms of percentage of revenue, cost of sales was 64.4% in Q3 as compared to 81.7% in the Comparable Quarter. The decrease was due to the significant decrease in certain variable costs as the production level dropped.

Gross profit was decreased by $16,297, or 73.8% from $22,076 in the Comparable Quarter to $5,779 in Q3. The decrease reflected the correlation in reduction of revenue. In terms of percentage of revenue, the gross profit percentage was increased to 35.6% for Q3 as compared to 18.3% for the Comparable Quarter. The decrease of gross profit was primarily due to the significant drop in the sales revenue.

Selling expenses were increased by $23,968, or 166.0% from $14,437 for the Comparable Quarter to $38,405 in Q3. In terms of percentage of revenue, the rates were 236.6% in Q3 compared to 12.0% in the Comparable Quarter. The increase was the result of more spending on promotion campaigns for stimulation on future sales against the continuous decline in sales revenue.

General and administrative expenses were increased by $354,314, or 165.1% from $214,650 for the Comparable Quarter to $568,964 for Q3. The increase is primarily due to the provision of doubtful debts of $345,596 in Q3. Excluding this factor, there was a slightly increase of $8,718, or 4.1%, compared to the Comparable Quarter.

The following is a summary of general and administrative expenses for the three months ended September 30, 2017, and 2016.

	Sept 30, 2017	Sept 30, 2016	Difference
	Unaudited	Unaudited
Consulting fees	$30,801	$44,505	$(13,704)
Salary and payroll expenses	56,887	48,680	8,207
Professional fees	14,313	754	13,559
Travel and entertainment	15,483	33,361	(17,878)
Research and Development	12,156	-	12,156
Provision for doubtful debts	345,596	-	345,596
Depreciation and amortization	62,900	61,678	1,222
Other	30,828	25,672	(5,156)
	$568,964	$214,650	$354,314

Consulting fees were decreased by $13,704, or 30.8%, from $44,505 in Comparable Quarter to $30,801 in Q3, owing to the engagement of external consultants to improve the Company’s operating activities in the Comparable Quarter.

Our salary and payroll expenses were increased by $8,207, or 16.9%, to $56,887 in Q3, as compared to $48,680 in the Comparable Quarter. We anticipate that salary and payroll expenses will continue to rise in future periods as it becomes necessary to increase our staff in order to enhance our management quality for the listing requirement and to increase our production activities.

Professional fees were increased by $13,559, or 1798.3%, from $754 in Comparable Quarter to $14,313 in Q3. The increase of professional fees was due to the engagement of more independent professionals such as international lawyers and accountants.

Travel and entertainment expenses were decreased by $17,878, or 53.6%, from $33,361 in Comparable Quarter to $15,483 in Q3. The decrease of travel and entertainment expenses was due to the reduction of project-based travelling activities.

Research and Development expenses were increased to $12,156 in Q3 from $Nil in Comparable Quarter.

Provision for doubtful debts were increased to $345,596 in Q3 from $Nil in Comparable Quarter. The increase was due to the doubtful allowance to the accounts receivable of one major customer provided in Q3. The Company is taking all possible action to collect the overdue receivable in the coming quarter.

Depreciation and amortization expenses were increased by $1,222, or 2.0%, from $61,678 in Comparable Quarter to $62,900 in Q3.

Other expenses include items such as office expenses, software related costs, telephone and a variety of other miscellaneous expenses. None of these expenses alone changed significantly, as the difference was $5,156, slightly increase from $25,672 in Comparable Quarter to $30,828 in Q3.

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

Our loss from operations was increased by $394,579 or 190.61%, to negative $601,590 in Q3, from $207,011 in Comparable Quarter.

Non-operating income (expenses) was decreased by $77,765, or 102.8%, to negative $2,088 in Q3, from $75,677 in Comparable Quarter, of which mainly due to the decrease of other income in Q3.

The net loss attributed to the Company was expanded by $472,344, or 359.7% to negative $603,678 in Q3, as compared to negative $131,334 in Comparable Quarter.

Result of Operations for the nine months ended September 30, 2017 and 2016

Revenue was decreased by $1,111,023, or 90.2% from $1,232,111 in the Comparable Period to $121,088 in the Nine Months of FY2017. The decrease in revenue during the Nine Months of FY2017 as compared to the Comparable Period was the result of the Company’s key customer has not placed an order for 2017. Moreover, this customer has not fully settled outstanding invoices for prior sales and the Company has decided to stop selling products to this customer on credit. In order to diversify the risk, our Company has conducted various field trials in order to promote and increase the sales in those major rice-producing provinces in China including Guangxi, Heilongjiang, and Jiangxi.

Cost of sales was decreased by $866,347, or 92.1% from $940,962 in the Comparable Period to $74,615 in the Nine Months of FY2017. The decrease was due to the decrease in production corresponding with the decrease in the sales revenue. In terms of percentage of revenue, cost of sales was 61.6% in the Nine Months of FY2017 as compared to 76.4% in the Comparable Period. The decrease was due to the significant decrease in certain variable costs as the production level dropped.

Gross profit was decreased by $244,676, or 84.0% from $291,149 in the Comparable Period to $46,473 in the Nine Months of FY2017. The decrease reflected the correlation in reduction of revenue. In terms of percentage of revenue, the gross profit percentage was increased to 38.4% for the Nine Months of FY2017 as compared to 23.6% for the Comparable Period. The decrease was primarily due to the significant drop in the sales revenue

Selling expenses were decreased by $12,633, or 19.7%, to $51,615 in the Nine Months of FY2017 from $64,248 in the Comparable Period. In terms of percentage of revenue, the rates were 42.6% in the Nine Months of FY2017 compared to 5.2% in the Comparable Period. The decrease is primarily due to the decrease of testing expenses and shipping and transportation expenses which were correlated to the decrease in sales.

General and administrative expenses were increased by $264,534, or 34.0% to $1,041,981 in the Nine Months of FY2017 from $777,447 in the Comparable Period. The increase is primarily due to the provision for doubtful debts of $345,596 in the period. Excluding this factor, there was a decrease of $81,062 compared to the Comparable Period.

The following is a summary of general and administrative expenses for the nine months ended September 30, 2017, and 2016.

	Sept 30, 2017	Sept 30, 2016	Difference
	Unaudited	Unaudited
Consulting fees	$99,091	$212,822	$(113,731)
Salary and payroll expenses	158,872	158,591	281
Professional fees	59,764	38,448	21,316
Travel and entertainment	78,724	113,722	(34,998)
Research and Development	34,607	-	34,607
Provision for doubtful debts	345,596	-	345,596
Depreciation and amortization	175,280	162,599	12,681
Other	90,047	91,265	(1,218)
	$1,041,981	$777,447	$264,534

Consulting fees were decreased by $113,731, or 53.4%, to $99,091 in the Nine Months of FY2017, from $212,822 in Comparable Period, owing to the engagement of external consultants to improve the Company’s operating activities in the Comparable Period.

Our salary and payroll expenses were increased slightly to $158,872 in the Nine Months of FY2017, as compared to $158,591 in the Comparable Period. We anticipate that salary and payroll expenses will continue to rise in future periods as it becomes necessary to increase our staff in order to enhance our management quality for the listing requirement and to increase our production activities.

Professional fees were increased by $21,316, or 55.4%, from $38,448 in Comparable Period to $59,764 in the Nine Months of FY2017. The increase of professional fees was due to the engagement of more independent professionals such as international lawyers and accountants.

Travel and entertainment expenses were decreased by $34,998, or 30.8%, from $113,722 in Comparable Period to $78,724 in Nine Months of FY2017. The decrease of travel and entertainment expenses is primarily due to the reduction of project-based travelling activities.

Research and Development expenses were increased to $34,607 in the Nine Months of FY2017 from $Nil in the Comparable Period.

Provision for doubtful debts were increased to $345,596 in the Nine Months of FY2017 from $Nil in Comparable Period. The increase was due to the doubtful allowance to the accounts receivable of one major customer provided in the period. The Company is taking all possible action to collect the overdue receivable in the coming quarter.

Depreciation and amortization expenses were increased by $12,681, or 7.8%, from $162,599 in Comparable Period to $175,280 in the Nine Months of FY2017.

Other expenses include items such as office expenses, software related costs, telephone and a variety of other miscellaneous expenses. None of these expenses alone changed significantly as the difference was $1,218, or 1.3%, a minor reduction from $91,265 in Comparable Period to $90,047 in the Nine Months of FY2017.

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

Our loss from operations was expanded by $496,577 or 90.2%, to negative $1,047,123 in the Nine Months of FY2017, from negative $550,546 in Comparable Period.

Non-operating income (expenses) decreased $66,435, or 107.5% to negative $4,627 in the Nine Months of FY2017, from $61,808 in Comparable Period, of which mainly due to the other income decreased $76,734, or 98.4% from $77,999 in Comparable Period to $1,265 in the Nine Months of FY2017.

The net loss attributed to the Company further expanded by $563,012, or 115.2% to negative $1,051,750 in the First Half Year of FY2017, as compare to negative $488,738 in Comparable Period.

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

Working capital

At September 30, 2017, we had a working capital deficit of $8,435,775, as compared to a working capital deficit of $7,333,603 at December 31, 2016. Of the working capital deficit at September 30, 2017, $9,189,816 was amount due to related parties and shareholder. Excluding the amounts due to related parties and shareholder, we would have had a working capital surplus of $754,041 at September 30, 2017. As comparison, the working capital deficit at December 31, 2016, $10,362,992 was amount due to related parties and holding company and $1,814,133 was due from related parties. Excluding the amounts due to/from related parties and holding company, we would have had a working capital surplus of $1,215,256 at December 31, 2016. The amounts due to related parties and shareholder are unsecured, interest free and repayable on demand.

The Company is working with the related parties and expects to have the amounts be offset or settled on or before December 31, 2017.

Operating activities

During the nine months ended September 30, 2017, operating activities used cash of $284,013, and for the comparable nine months ended September 30, 2016, operating activities used cash in operations of $727,848. The use of cash in operating activities for the nine months ended September 30, 2017 was mainly derived from a net loss of $1,051,750 with a non-cash item of $197,396 ($179,474 plus $17,922) in depreciation and amortization, and $345,596 in provision of doubtful debt; moreover, there was an increase of $31,035 in inventories; an increase of $255,178 in other receivables; a decrease of $40,447 in accrued expenses, which were offset by a net decrease of $562,981 ($610,830 minus $47,849) in amount due from/to related parties. As comparison, the use of cash in operating activities for the comparable nine months ended September 30, 2016 was mainly derived from a net loss of $448,738 with a non-cash item of $209,093 in depreciation and amortization; moreover, there was an increase of $829,810 in account receivables; an increase of $856,595 in other receivables; a decrease of $81,963 in advances from customer; a decrease of $93,907 in other payables; which were offset by a decrease of $361,584 in inventories; and an increase of $50,660 in accounts payable; and a net increase of $1,009,562 ($1,421,499 minus $411,937) in amount due to/from related parties.

Investing Activities

During the nine months ended September 30, 2017, investing activities used $1,502 of cash; and for comparable nine months ended September 30, 2016, investing activities used $1,450 of cash. The slight increase in use of cash was due to the decrease in investment on purchases of property, plant and equipment.

Financing Activities:

During the nine months ended September 30, 2017, financing activities used $173,600 of cash; and for comparable nine months ended September 30, 2016, financing activities provided $517,606 of cash. The change of cash used by financing activities was derived from the repayment of amounts due to our shareholder.

As at September 30, 2017, net cash and cash equivalents balance was $59,532 as compared to balance $518,849 as at December 31, 2016.

As of September 30, 2017, stockholder’s equity was negative $4,458,623, compared to a negative equity of $3,331,168 at December 31, 2016.

In the current operation, the source of fund was provided by loans from directors and shareholders. In the event the directors and shareholders do not continue to support the operation, the Company could be short of funds and may not be able to operate any longer.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds, loans from third parties, other debt facilities, or further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a growing business; and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to the shareholdings of our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

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

An evaluation was conducted by an officer under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine months period ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Subsequent to the period ended on September 30, 2017, Yao Gui Mu (“the Plaintiff”), former operation manager of Shanxi Green Biotechnology Industry Company (“the Defendant”) Limited, brought a lawsuit against the Company in the The District People’s Court of Jin Zhong City, Yu Ci District on November 20, 2017. The subject dispute of the lawsuit concerns an unsettled current account balance of $135,239 (RMB900,000) which was claimed to be a loan advanced to the Company by the Plaintiff. The Company’s PRC lawyer had prepared the Statement of Defense on November 23, 2017 and submitted to The District People’s Court of Jin Zhong City, Yu Ci District for defense. A court hearing was held on December 5, 2017, and pursuant to the latest opinion from the Company’s PRC lawyer, no provisions have been made for any probable and material loss as a result of the lawsuit. The final judgment of the lawsuit will be handed down within three months’ time by early February 2018.

Besides the disclosure stated above, management is not aware of any other legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 1A. RISK FACTORS

Not applicable to a smaller reporting company.

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

GREEN VISION BIOTECHNOLOGY CORP.

Date: February 13, 2018 By :	By:	/s/ William Ching Wan Lam
William Ching Wan Lam Chief Executive Officer

Date: February 13, 2018	By:	/s/ Kwok Leung Lo
Kwok Leung Lo Chief Financial Officer

