Form 10-K
period 2017-12-31
GREEN VISION BIOTECHNOLOGY CORP.
filed 2018-04-17
CIK 1571804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. No. 000-55210

GREEN VISION BIOTECHNOLOGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	7380	98-1060941
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

1255 W. Rio Salado Parkway, Suite 215

Tempe, Arizona, 85281

(Address of principal executive offices)

Copies to:

Matthew McMurdo, Esq.

McMurdo Law Group, LLC

1185 Avenue of the Americas, 3rd Floor,

New York, New York 10036

917-318-2885

Former fiscal year: 31 January 2017

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yesx Noo Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

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

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the most practicable date: As of April 16, 2018, there were 160,790,000 shares of Common Stock of the issuer outstanding.

Form 10-K Index

FORWARD LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Green Vision Biotechnology Corp. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

As used throughout this Annual Report, the terms “Green Vision”, “Company”, “we”, “us”, “our” or “Registrant” refer to Green Vision Biotechnology Corp. and its subsidiaries.

Item 1. Business

Background

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

Able Lead has an outstanding loan of $4.43 million denominated in Renminbi (“RMB”) owed to an unrelated third party with its maturity date on January 22, 2018 (the “Outstanding Loan”). Able Lead is currently negotiating an extension of the Outstanding Loan to 2019 with the third party creditor. Shares of Lutu International held by Able Lead were offered by Able Lead as collateral to secure repayment of the Outstanding Loan (the “Security”).

On May 12, 2017, GVBT entered into a share exchange agreement (the “Majority Interest Exchange Agreement”) with Able Lead Holdings Limited (“Able Lead”), the 89% shareholder of Lutu International. Under the Majority Interest Exchange Agreement, Able Lead agreed to enter into a series of contractual arrangements with GVBT (collectively, the “Contractual Arrangements”) (as described below), in which GVBT assumed management control of the Lutu Group. Able Lead further agreed to deliver the shares of Lutu International to GVBT once the Outstanding Loan is fully repaid. In consideration, GVBT agreed to issue and deliver a total of 89 million shares of GVBT’s common stock to an escrow agent (issued in the name of the escrow agent or its nominee) (the “ Escrow Shares “). The Escrow Shares shall be held in escrow for a period of one year or such period of time to be agreed by GVBT and Able Lead upon the execution of the Majority Interest Exchange Agreement. Conditional upon the full repayment of the Outstanding Loan and the release of the Security, the Escrow Shares shall be released to Able Lead in exchange for the delivery of a total of 89% of the issued and outstanding shares of Lutu International by Able Lead to GVBT. In the event that Able Lead fully repays the Outstanding Loan and causes the release of the Security, then the Escrow Shares shall be delivered to Able Lead. In the event that Able Lead cannot fully repay the Outstanding Loan (within a period of one year, or such period of time to be agreed by GVBT and Able Lead) and cause the release of the Security, then the Escrow Shares shall be delivered to transfer agent for cancellation. Unless otherwise expressly agreed in writing by GVBT and Able Lead, the Majority Share Exchange Agreement shall be automatically terminated upon the termination of any of the agreements in the Contractual Arrangements described as below. The transactions under the Majority Interest Exchange Agreement were completed on May 12, 2017.

Pursuant to an escrow agreement (the “Escrow Agreement”) entered into between Booth Udall Fuller, PLC (the “Escrow Agent”) and GVBT on May 12, 2017, the Escrow Shares shall be held by Booth Udall Fuller, PLC for a year upon the execution of the Majority Share Exchange Agreement. The Escrow Shares shall not be subject to any lien, attachment, or any other judicial process of any creditor of GVBT, and shall be held and disbursed solely for the purposes and in accordance with the terms of the Majority Share Exchange Agreement.

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

Changes Resulting from the Investment Transaction

The closing of the Investment Transaction occurred on May 12, 2017, resulting in a change of control of GVBT. Prior to closing of the Investment Transaction, GVBT had a total of 60,790,000 shares of common stock issued and outstanding. As a result of the closing of the Investment Transaction, GVBT now has a total of 160,790,000 shares of its common stock issued and outstanding, of which 60,790,000 shares, or approximately 37.8%, are owned by the previous existing shareholders of GVBT, with the balance of 100,000,000 shares, or approximately 62.2%, owned by the previous shareholders of Lutu International, with certain shares held in escrow pursuant to the Escrow Agreement.

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

Tax Treatment and SEC Filer Status: Small Business Issuer

The Investment Transaction is intended to constitute a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code growth”), or such other tax free reorganization exemptions that may be available under the Code. Immediately following the Investment Transaction, the filer status of GVBT is an “ company” as defined in Item 10(f)(1) of Regulation S-K, as promulgated by SEC.

Implications of Being an Emerging Growth Company

As a company with less than $1.0 billion in revenue during our last fiscal year, we qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. An emerging growth company may take advantage of reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

•	a requirement to have only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations disclosure; and

•	an exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to the Sarbanes- Oxley Act of 2002.

We may take advantage of these provisions until the end of the fiscal year ending after the fifth anniversary of our initial public offering or such earlier time that we are no longer an emerging growth company, and if we do, the information that we provide to the stockholders may be different than you might get from other public companies in which you hold equity. We would cease to be an emerging growth company if we have more than $1.0 billion in annual revenue, have more than $700 million in market value of our ordinary shares held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period. The JOBS Act permits an “emerging growth company” like us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies.

Item 1A. Risk Factors

Risk factors related to our business

In order to grow at the pace expected by management, we will require additional capital to support our long-term growth strategies. If we are unable to obtain additional capital, we may be unable to proceed with our plans and we may be forced to curtail our operations.

We will require additional working capital to support our long-term growth strategies and better utilize our production capacity, which includes development of marketing and research and development of new products. Our working capital requirements and the cash flow provided by future operating activities, if any, may vary greatly from quarter to quarter, depending on the volume of business during the period, and other matters. We may not be able to obtain adequate levels of additional financing, whether through equity financing, debt financing or other sources. Additional financings could result in significant dilution to our earnings per share or the issuance of securities with rights superior to our current outstanding securities. If we are unable to raise additional financing, we may be unable to implement our long-term growth strategies, develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures on a timely basis, or at all. Even if additional financings are available, they may be on terms that we deem unacceptable or are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms.

Substantially all of our business, assets and operations are located in the PRC.

Substantially all of our business, assets and operations are located in the PRC. The economy of the PRC differs from the economies of most developed countries in many respects. The economy of the PRC has been transitioning from a planned economy to a market-oriented economy. Although in recent years the PRC government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in the PRC are still owned by the PRC government. In addition, the PRC government continues to play a significant role in regulating industry by imposing industrial policies. It also exercises significant control over the PRC’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Some of these measures benefit the overall economy of the PRC, but may have a negative effect on us.

Our planned expansion could be delayed or adversely affected by, among other things, difficulties in obtaining sufficient financing, technical difficulties, or human or other resource constraints.

Our planned expansion in our production capacity in bio-fertilizers could be delayed or adversely affected by, among other things, difficulties in obtaining sufficient financing, technical difficulties, or human or other resource constraints. Moreover, the costs involved in these projects may exceed those originally contemplated. Costs savings and other economic benefits expected from these projects may not materialize as a result of any such project delays, cost overruns or changes in market circumstances. Failure to obtain intended economic benefits from these projects could adversely affect our business, financial condition and operating performances.

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.

Our limited operating history may not provide a meaningful basis for evaluating our business. The Company entered into business in 2012. We cannot guarantee that we will achieve profitability or that we will not incur net losses in the future. We will continue to encounter risks and difficulties that companies at a similar stage of development frequently experience, including the potential failure to:

•	a requirement to have only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations disclosure; and

•	an exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to the Sarbanes- Oxley Act of 2002.
obtain sufficient working capital to support our expansion;

•	expand our product offerings and maintain the high quality of our products;

•	manage our expanding operations and continue to fill customers’ orders on time;

•	maintain adequate control of our expenses allowing us to realize anticipated income growth;

•	implement our product development, sales, and acquisition strategies and adapt and modify them as needed;

•	successfully integrate any future acquisitions; and

•

anticipate and adapt to changing conditions in the electronics and information technology industry resulting from changes in government regulations, mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics

If we are not successful in addressing any or all of the foregoing risks, our results of operations may be materially and adversely affected.

We will incur significant costs to ensure compliance with United States corporate governance and accounting requirements.

We will incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC. Since we had no obligations as a public company prior to completion of the Investment Transaction, we did not have any such expenses prior to that date. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

The audit report included in this Annual Report was prepared by auditors who are not inspected by the Public Company Accounting Oversight Board and, as a result, you are deprived of the benefits of such inspection

The independent registered public accounting firm that issues the audit reports included in our annual reports filed with the SEC, as auditors of companies that are traded publicly in the United States and a firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) is required by the laws of the United States to undergo regular inspections by the PCAOB to assess its compliance with the laws of the United States and professional standards. Because our auditors are located in Hong Kong SAR, China, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of the local authorities, our auditors are not currently inspected by the PCAOB.

Inspections of other firms that the PCAOB has conducted outside China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The inability of the PCAOB to conduct inspections in China prevents the PCAOB from regularly evaluating our auditor’s statements, audits and quality control procedures. As a result, investors may be deprived of the benefits of PCAOB inspections.

The inability of the PCAOB to conduct inspections of auditors in Hong Kong SAR and China makes it more difficult to evaluate the effectiveness of our auditor’s quality control and audit procedures as compared to auditors outside of China that are subject to PCAOB inspections. Investors may lose confidence in our reported financial information and procedures and the quality of our financial statements.

We may not be able to meet the internal control reporting requirements imposed by the SEC resulting in a possible decline in the price of our common stock and our inability to obtain future financing.

As directed by Section 404 of the Sarbanes-Oxley Act, the SEC adopted rules requiring each public company to include a report of management on the company’s internal controls over financial reporting in its annual reports. Although the Dodd-Frank Wall Street Reform and Consumer Protection Act exempts companies with a public float of less than $75 million from the requirement that our independent registered public accounting firm attest to our financial controls, this exemption does not affect the requirement that we include a report of management on our internal control over financial reporting and does not affect the requirement to include the independent registered public accounting firm’s attestation if our public float exceeds $75 million.

While we expect to expend significant resources in developing the necessary documentation and testing procedures required by Section 404 of the Sarbanes-Oxley Act, there is a risk that we may not be able to comply timely with all of the requirements imposed by this rule. Regardless of whether we are required to receive a positive attestation from our independent registered public accounting firm with respect to our internal controls, if we are unable to do so, investors and others may lose confidence in the reliability of our financial statements and our stock price and ability to obtain equity or debt financing as needed could suffer.

In addition, in the event that our independent registered public accounting firm is unable to rely on our internal controls in connection with its audit of our financial statements, and in the further event that it is unable to devise alternative procedures in order to satisfy itself as to the material accuracy of our financial statements and related disclosures, it is possible that we would be unable to file our Annual Report on Form 10-K with the SEC, which could also adversely affect the market for and the market price of our common stock and our ability to secure additional financing as needed.

We depend on a network of distributors to sustain our business. If our relationship with our distributors is disrupted, our revenue will be reduced, and our business could become unprofitable.

Our sales to our distributors remain the main source of our revenues. If a distributor terminated its relationship with us, or if its sales of our products were seriously impaired for any reason, our overall sales results would be diminished. In addition, if our distributors were to act in concert to change the economic terms of our relationship with them, the result could have a negative effect on our profitability.

Our demands are seasonal and our production capacity has not been utilized, we need to expand our sales and have better production planning

The sowing and harvesting cycle is different across different parts of China. For illustrations, users in the Northeastern part of China usually apply fertilizers in spring during the sowing season. They generally have only one harvest in a year and will therefore only place orders in around February and March before the sowing season starts. On the other hand, plantations in the southern and south-western parts of China can produce two to three harvests a year and generally customers place orders twice a year in around February and August respectively. Most of our customers will usually place orders during the sowing season, which lasts for only one to two months. During the non-sowing season of our clients, we may not be able to utilize our production capacity due to a lack of orders.

Therefore, we need to expand our sales networks across different parts of China. Only by doing so, we will have a greater chance of securing orders all year around and hence our production capacity can be better utilized.

There is a time gap between placements of orders and payments from clients, we may face liquidity problems during this time gap

It is a market practice in China that customers usually place orders in the sowing season and settle the majority of payments with the Company after harvest when the crops are sold on the market and their working capital is recouped. As a result, some of our customers will pay the balance of the purchase price 6 to 12 months after they place their orders. This is especially true for the northern part of China as crop growth is slower and there is only one harvest during the year. Some users may agree to paying an upfront payment of around 30%, given they can have multiple harvests during the year.

Therefore, there is a significant working capital requirement upfront to start production due to the time gap between placement of orders and payments. We need to raise more working capital to provide more liquidity to the Company and to help the Company pay production costs more easily. Our failure to raise sufficient working capital would have a material adverse effect on our results of operations and financial condition. On the other hand, in order to reduce our risk, we are negotiating with our potential customers to incorporate full upfront payments of purchase price as a term in the sales contract.

If Able Lead cannot repay the Outstanding Loan, we may not be able to acquire the majority shares of Lutu International without any encumbrances.

As mentioned above, under the Majority Interest Exchange Agreement, Able Lead needs to repay the Outstanding Loan in the sum of $4.43 million before we can acquire the 89% of shares in Lutu International through the share exchange. There is a risk that Able Lead cannot raise enough funds and there will be a delay for us to acquire all the outstanding shares of Lutu International, or we may not be able to acquire all the outstanding shares of Lutu International. Able Lead is currently negotiating an extension of the Outstanding Loan with the third party creditor to 2019. There is no guarantee that the Outstanding Loan can be successfully extended. If the Outstanding Loan cannot be extended, there is a risk that Able Lead may default and we may not be able to acquire the majority shares of Lutu International without any encumbrances.

In the event that the Company is not able to acquire the remaining eighty-nine percent (89%) interest in Lutu Group, the VIE arrangement entered into with Able Lead will continue. In such case, the Company will continue to receive all of Lutu Group’s annual net profits during the term of the Contractual Arrangements, which is a period five (5) years from its effective date. After such five (5) years, if the loan under which the shares of Lutu Group are serving as collateral is not repaid and Able Lead cannot deliver the shares of Lutu Group representing such eighty-nine percent (89%) interest, there is no guarantee that the Company will continue to realize any economic benefit from its investment in Lutu Group.

Our current dependence on a limited number of customers may cause significant fluctuations or declines in our revenues.

Consequently, any one of the following events may cause material declines in our revenues and have a material adverse effect on our results of operations:

•	reduction, delay or cancellation of orders from one or more of our significant customers due to a reduction in our customers’ product sales, or other reasons;
•	selection by one or more of our significant customers of our competitors’ products;
•	decision by one or more of our significant customers to self-produce products that are currently provided by us;
•	loss of one or more of our significant customers and our failure to obtain additional or replacement customers to replace the lost sales volume; and
•	failure of any of our significant customers to make timely payment for our products.

Failure to make strategic acquisitions and to establish and maintain strategic relationships, could have a material adverse effect on our revenue growth and prospects.

We may make strategic acquisitions and establish and maintain strategic relationships with third parties. In addition, we may enter into strategic relationships with third parties to gain access to capital or funding for research and development programs, process development programs and commercialization activities, or to reduce the risk of developing and scaling-up for commercial production of our anticipated pipeline of products.

We cannot assure you, however, that we will be able to successfully make such strategic acquisitions or establish strategic relationships with third parties that will prove to be beneficial for our business. Our inability in this regard could have a material adverse effect on our revenue growth and prospects. In addition, strategic acquisitions and relationships with third parties could subject us to a number of risks, including but not limited to:

•	our inability to integrate new operations, products, personnel, services or technologies;
•	unforeseen or hidden liabilities;
•	disagreement with our strategic relationship partners;
•	our inability to generate sufficient revenues to offset the costs and expenses of strategic acquisitions or other strategic relationships; and
•	potential loss of, or harm to, employees or customer relationships.

Any of these events could impair our ability to manage our business, which in turn could have a material adverse effect on our financial condition and results of operations. Such risks could also result in our failure to derive the intended benefits of the strategic acquisitions or strategic relationships and we may be unable to recover our investment in such initiatives.

Our Production may be halted due to local environmental regulations

In 2017, local government of Jinzhong City, Shanxi Province, China (where Shanxi Lutu and our production plant is located) has promulgated a new set of environmental regulations restricting the use of coal-fired boilers in factories. Since coal-powered generators were used in our production plant, our production activities in 2017 were restricted to a certain extent.

We cannot ensure that we can comply with the new environmental regulations in time. If that is the case, our production capacity may be reduced as a result. This will affect our ability to generate income and to meet the demand of our customers, which in turn could have a material adverse effect on our financial condition and results of operations.

Risk factors in doing business in China

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our common stock will be indirectly affected by the foreign exchange rate between the U.S. Dollar and Renminbi, and between those currencies and other currencies in which our sales may be denominated. Appreciation or depreciation in the value of Renminbi relative to the U.S. Dollar would affect our financial results reported in U.S. Dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we may issue that will be exchanged into U.S. Dollars as well as earnings from, and the value of, any U.S. Dollar-denominated investments we may make in the future.

Since July 2005, Renminbi is no longer pegged to the U.S. Dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, Renminbi may appreciate or depreciate significantly in value against the U.S. Dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert Renminbi into foreign currencies.

Restrictions under PRC law on Shanxi Lutu’s ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our businesses.

Practically all of our revenues are earned by Shanxi Lutu. PRC regulations restrict the ability of Shanxi Lutu to make dividends and other payments to its offshore parent company. PRC legal restrictions permit payments of dividends by Shanxi Lutu only out of its accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Shanxi Lutu also is required under PRC laws and regulations to allocate at least 10% of its annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of its registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. Any limitations on the ability of Shanxi Lutu to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct substantially all of our business through our operating subsidiaries and affiliate in the PRC. Our principal operating subsidiaries, Shanxi Lutu and Shenzhen Lutu, are subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to evolve rapidly, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involves uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. As a result, it could be difficult for investors to effect service of process in the United States or to enforce a judgment obtained in the United States against our operations, subsidiaries and affiliates in China.

Restrictions on currency exchange may limit our ability to receive and use our sales revenue effectively.

All our sales revenue and expenses are denominated in Renminbi. Under PRC law, Renminbi is currently convertible under the “current account,” which includes dividends and trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans. The relevant PRC government authorities may limit or eliminate our ability to purchase foreign currencies in the future. Since a significant amount of our future revenue will be denominated in Renminbi, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in Renminbi to fund our business activities outside China that are denominated in foreign currencies.

Foreign exchange transactions by our PRC operating subsidiary under the capital account continue to be subject to significant foreign exchange controls and require the approval of or need to register with PRC government authorities, including SAFE. In particular, if our PRC operating subsidiary borrows foreign currency through loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance the subsidiary by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the Ministry of Commerce, or their respective local counterparts. These limitations could affect their ability to obtain foreign exchange through debt or equity financing.

We may be exposed to liabilities under the Foreign Corrupt Practices Act and PRC anti-corruption law, and any determination that we violated these laws could have a material adverse effect on our business.

We are subject to the U.S. Foreign Corrupt Practices Act (“FCPA”) and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers for the purpose of obtaining or retaining business. We are also subject to the PRC anti-corruption law, which strictly prohibits the payment of bribes to government officials.

We principally have operations, agreements with third parties and make sales in China, which may experience corruption. Our activities in China create the risk of unauthorized payments or offers of payments by one of our employees, consultants or distributors, because these parties are not always subject to our control. We believe that to date we have complied in all material respects with the provisions of the FCPA and PRC anti-corruption law. However, our existing safeguards and any future improvements may prove to be less than effective, and our employees, consultants or distributors may engage in conduct for which we might be held responsible. Violations of the FCPA or PRC anti-corruption law may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold us liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

Risks Relating to the VIE Structure

Our ability to manage and operate Lutu International under the Contractual Arrangements may not be as effective as direct ownership.

We obtain the management of Lutu International by adopting a VIE structure through the Contractual Arrangements. Virtually all of our revenues will be generated through Lutu International. Our plans for future growth are based substantially on growing the operations of Lutu International. However, the Contractual Arrangements may not be as effective in providing us with management control over Lutu International as direct ownership. Under the Contractual Arrangement, as a legal matter, if Lutu International fails to perform its obligations under these contractual arrangements, we may have to (i) incur substantial costs and resources to enforce such arrangements, and (ii) rely on legal remedies under the laws of Cayman Islands, which we cannot be sure would be effective. Therefore, if we are unable to effectively control Lutu International, it may have an adverse effect on our ability to achieve our business objectives and grow our revenues.

Shareholders of Able Lead have potential conflicts of interest with us, which may adversely affect our business.

Dr. Leung Kwong Tak, Michael (“Dr. Leung”), the sole shareholder of Able Lead, which owns 89% of Lutu International’s outstanding equity interests, is also a beneficial owner of the common stock of GVBT. Equity interests held by Dr. Leung in GVBT is less than its interest in Lutu International as a result of the Investment Transaction. In addition, the shareholders’ equity interest in GVBT may be further diluted as a result of any future offering of equity securities. Conflicts of interest may arise as a result of such dual shareholding and governance structure.

If such conflicts arise, Dr. Leung may not act in our best interests, and such conflicts of interest may not be resolved in our favor. In addition, Dr. Leung may breach or cause Lutu International to breach or refuse to renew the Contractual Arrangements that allow us to exercise effective control over Lutu International and to receive economic benefits from Lutu International. If we cannot resolve any conflicts of interest or disputes between us and such shareholders or any future beneficial owners of Lutu International, we would have to rely on arbitral or legal proceedings to remedy the situation. Such arbitral and legal proceedings may cost us substantial financial and other resources and result in disruption of our business, the outcome of which may adversely affect GVBT.

Our proposed acquisition of shares of Lutu International from Able Lead is subject to the repayment of the Outstanding Loan

Our proposed acquisition of shares of Lutu International from Able Lead is conditional upon the shares of Lutu International being free from encumbrances. Therefore, it is critical whether Able Lead can repay the Outstanding Loan before the maturity date. There is a risk that the current VIE structure has to be continued for an indefinite period of time. Currently, Able Lead is negotiating an extension of the Outstanding Loan with the third party creditor to 2019. There is no guarantee that the Outstanding Loan can be successfully extended. If the Outstanding Loan cannot be extended, there is a risk that Able Lead may default.

Risks Related to Our Intellectual Property

If we are unable to protect our proprietary rights or to defend against infringement claims, we may not be able to compete effectively or operate profitably.

Our success will depend, in part, on our ability to obtain patents, protect our existing patent, operate without infringing the proprietary rights of others, and maintain trade secrets, both in China and other countries. Patent matters in the biotechnology and pharmaceutical industries can be highly uncertain and involve complex legal and factual questions. Accordingly, the validity, breadth and enforceability of our patent, and any s and the existence of potentially blocking patent rights of others cannot be predicted, either in China or other countries.

In addition, competitors may manufacture and sell our potential products in those foreign countries where we have not filed for patent protection or where patent protection may be unavailable, not obtainable or ultimately not enforceable. In addition, even where patent protection is obtained, third-party competitors may challenge our patent claims in the patent office of China. The ability of such competitors to sell such products in the United States or in foreign countries where we have obtained patents is usually governed by the patent laws of the countries in which the product is sold.

We will incur significant ongoing expenses in maintaining our patent and our patent applications. Should we lack the funds to maintain our patent and patent applications, or to enforce our rights against infringers, we could be adversely impacted. Even if claims of infringement are without merit, any such action could divert the time and attention of management and impair our ability to access additional capital and/or cost us significant funds to defend.

Currently, we have one patent issued in the name of Shanxi Lutu, which expires January 20, 2019. Our patent applications are pending and there is a risk that these patent applications are eventually unsuccessful.

Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

•

Others may be able to make alternative technology and processes which can also produce potash bio-fertilizers that are substitutes for our products but that are not covered by the claims of our patent, our patent applications, or other technology or processes that we may in the future either own or exclusively license.

•	Others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights.
•	The patents of others may have an adverse effect on our business.

We may be subject to litigation with respect to the ownership and use of intellectual property that will be costly to defend or pursue and uncertain in its outcome in China

Our success also will depend, in part, on our refraining from infringing patents or otherwise violating intellectual property owned or controlled by others. Pharmaceutical companies, biotechnology companies, universities, research institutions and others may have filed patent applications or have received, or may obtain, issued patents in the United States or elsewhere relating to aspects of our technology. It is uncertain whether the issuance of any third-party patents will require us to alter our products or processes, obtain licenses, or cease certain activities. Some third-party applications or patents may conflict with our issued patent or pending applications. Any such conflict could result in a significant reduction of the scope or value of our issued patent, any patents that may result from our patent applications, or any license rights we may have with respect to patents or technology of others.

Our patents may be challenged under the PRC Patent System

Competitors may successfully challenge our patents. Our patent may be challenged, invalidated or held unenforceable, which could materially and adversely harm our business and results of operations. Our pending patent applications may not be approved or the scope of claims may be restricted in the final approvals, which may provide insufficient protection for our technologies, processes or products.

In addition, it is possible that competitors could, under PRC patent law, apply for and obtain a compulsory license to our patent, and any future patents we may obtain, should we refuse to grant a license for those patents on reasonable terms. Furthermore, the existence of a patent does not provide assurance that the production, sale or use of our products does not infringe the patent rights of another. Third parties may also have blocking patents that could be used to prevent us from marketing products utilizing our patented technologies or processes.

Furthermore, it is possible that our technologies, processes or products may infringe on patents that have not yet been issued. Specifically, in China and many other jurisdictions, patent protection starts from the date the application is first filed. Therefore our attempt to enforce any PRC patent may be defeated by third-party patents issued on a later date if the applications for those patents were filed before ours and the technologies or processes underlying such patents are the same or substantially similar to ours. In such a case, a third party with an earlier application could force us to pay to license its patented technology, sue us for patent infringement and challenge the validity of our patent, and any future patents we may obtain.

Risks Related to the Market for Our Stock Generally

There is only a very limited market for our common stock.

While our common stock is listed for quotation on the OTC Pink Market, there is currently no trading in our common stock. We cannot provide any assurances as to when, or if, an active market will develop for our common stock.

Our common stock is subject to penny stock rules.

Our common stock is subject to Rule 15g-1 through 15g-9 under the Exchange Act, which imposes certain sales practice requirements on broker-dealers which sell our common stock to persons other than established customers and “accredited investors” (generally, individuals with net worth’s in excess of $1,000,000 or annual incomes exceeding $200,000 (or $300,000 together with their spouses)). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. This rule adversely affects the ability of broker-dealers to sell our common stock and the ability of our stockholders to sell their shares of common stock.

Additionally, our common stock is subject to the SEC regulations for “penny stock.” Penny stock includes any equity security that is not listed on a national exchange and has a market price of less than $5.00 per share, subject to certain exceptions. The regulations require that prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule set forth by the SEC relating to the penny stock market must be delivered to the purchaser of such penny stock. This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for the common stock. The regulations also require that monthly statements be sent to holders of penny stock that disclose recent price information for the penny stock and information of the limited market for penny stocks. These requirements adversely affect the market liquidity of our common stock.

You may experience dilution of your ownership interests because of the future issuance of additional shares of the common stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders and the purchasers of common stock offered hereby. We are currently authorized to issue an aggregate of 750,000,000 shares of capital stock consisting of shares of common stock. As of the closing of the Share Exchange, there will be 160,790,000 shares of our common stock outstanding. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for our common stock in connection with hiring or retaining employees, future acquisitions, future sales of its securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock may create downward pressure on the trading price of the common stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with any capital raising efforts, including at a price (or exercise prices) below the price at which shares of the common stock will be initially quoted on the OTC Pink market.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

The JOBS Act permits “emerging growth companies” like us to rely on some of the reduced disclosure requirements that are already available to companies having a public float of less than $75 million, for as long as we qualify as an emerging growth company. During that period, we are permitted to omit the auditor’s attestation on internal control over financial reporting that would otherwise be required by the Sarbanes-Oxley Act. Companies with a public float of $75 million or more must otherwise procure such an attestation beginning with their second annual report after their initial public offering. For as long as we qualify as an emerging growth company, we are also excluded from the requirement to submit “say-on-pay”, “say-on-pay frequency” and “say-on-parachute” votes to our stockholders and may avail ourselves of reduced executive compensation disclosure compared to larger companies. In addition, as an emerging growth company we can take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. Until such time as we cease to qualify as an emerging growth company, investors may find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Item 1B. Unresolved Staff Comment

None

Item 2. Properties

We acquired a piece of industrial land in Jinzhong city in Shanxi Province in 2011 as a manufacturing plant. The industrial land use right lasts until 2054. The size of the manufacturing plant is 34,256 square meters. We have completed the phase 1 facilities with an annual production capacity of 100,000 tons per annum. The facilities were tested and adjusted, and are now ready for full scale production.

According to the laws of the PRC, the government owns all the land in the PRC. Companies or individuals are authorized to possess and use the land only through the land use rights granted by the government. The land use rights represent cost of the rights to use the land in respect of properties located in the PRC.

Lutu currently owns the land use right of the production plant. The expiry date of the land use right is May 8, 2054. The building and land use right are under the name of “Shanxi Lutu” or Shanxi Green Biotechnology Industry Limited. Regarding the cost of the land use right and building, please refer to Audit Report F21 and F22: the cost of Land use rights is USD 1,158,222 and Buildings are USD 2,877,610. The address of Lutu’s production plant is Chang Ning Town West, Chang Ning Village, Yuci District, Jinzhong City, Shanxi Province, China.

Item 3. Legal Proceedings

Ongoing civil case with Mr. Yao Gui Mu

As reported in the last 10-Q for the period ending on 30 September 2017, Yao Gui Mu (“the Plaintiff”), former operation manager of our subsidiary in Shanxi, Shanxi Green Biotechnology Industry Company Limited (“our Shanxi Subsidiary”), brought a lawsuit against our Shanxi Subsidiary, in the District People’s Court of Jin Zhong City, Yu Ci District. The subject dispute of the lawsuit concerns an unsettled current account balance of $133,108 (RMB900,000) which was claimed to be a loan advanced to the Company by the Plaintiff. The Company’s PRC lawyer had submitted a Statement of Defense on November 23, 2017 to The District People’s Court of Yuci District, Jin Zhong City (“the Court”). A court hearing was held on December 5, 2017. Upon the request by the Court, our Shanxi Subsidiary provided supplemental evidence to the Court on 16 January 2018. Our Shanxi Subsidiary is awaiting notice for a second hearing from the Court.

Management has sought legal advice from the Chinese legal advisor of the Company. Management was informed that there is no prima facie case of any lender and borrower relationship ever existed between Mr. Mu and the Company. In addition, the documents provided by Mr. Mu which claims to be loan receipts were not affixed with the corporate seal of our Shanxi Subsidiary and hence were not duly executed. The Management is of the view that there is a reasonable prospect of defending this lawsuit successfully. Hence, no provisions have been made for any probable and material loss as a result of the lawsuit.

Criminal investigation with regard to a potential fraud

Management of the Company suspects that there was a potential fraud committed in the sales made to one of its previous customers. Management reported to the local police of Yuci District, Jinzhong City, Shanxi Province, China about the said potential fraud. The Bureau of Public Security of Yuci District officially undertook our case and initiated investigation procedures on 11 September 2017. Management has been informed that the case is currently under criminal investigation by relevant authorities in China.

Management was provided with a Chinese legal opinion by the Company’s legal advisor in China which opines that disclosure of any information with regard to ongoing criminal investigations is against the laws of China. As a result, the Company is obliged to keep the details surrounding this case confidential at this stage. We will disclose the details and particulars of our claim once the relevant authorities decide to initiate prosecution proceedings against the accused and we are advised that such disclosure complies with the laws and regulations of China.

Criminal investigation against one of GVBT’s former employee

Management of the Company suspects that one of our former senior staff may have committed the offence of “unlawfully taking possession of company property through taking advantage of his position” under his employment with the Company. Management reported to the local police of Yuci District, Jinzhong City, Shanxi Province, China about the said potential misconduct on 10 October, 2017. The Bureau of Public Security of Yuci District officially undertook our case and initiated investigation procedures on 28 January 2018. Management has been informed that the case is currently under criminal investigation by relevant authorities in China.

Management was provided with a Chinese legal opinion by the Company’s legal advisor in China which opines that disclosure of any information with regard to ongoing criminal investigations is against the laws of China. As a result, the Company is obliged to keep the details surrounding this case confidential at this stage. We will disclose the details and particulars of our claim once the relevant authorities decide to initiate prosecution proceedings against the accused and we are advised that such disclosure complies with the laws and regulations of China.

Item 4. Mine Safety Disclosure

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is a limited public market for our common shares. Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

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

As of December 31, 2017, no shares of our common stock have traded on an exchange or on the OTC Marketplace.

Number of Holders

As of December 31, 2017, 160,790,000 issued and outstanding shares of common stock were held by a total of 8 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended December 31, 2017 and 2016. We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by the Company and any of our Officers and Directors

None.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

We are areporting emerging growth company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Forward-Looking Statements

This discussion and analysis of our financial condition and results of operations includes “forward-looking” statements that reflect our current views with respect to future events and financial performance. We use words such as “expect,” “anticipate,” “believe,” and “intend” and similar expressions to identify forward-looking statements. You should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events and you should not rely unduly on these forward-looking statements. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. Reference in the following discussion to “our”, “us” and “we” refer to the operations of Green Vision Biotechnology Corp. and its subsidiaries (“We”), except where the context otherwise indicates or requires.

The following discussion of our financial condition and results of operations should be read in conjunction with the audited financial statements and the notes to the audited financial statements included in this annual report. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

Corporate Background

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

On September 2, 2015, a change in control of the Company took place by virtue of the Company’s largest shareholder and sole officer and director at that time, selling 4,000,000 shares of the Company’s common stock to Forestbay Capital Partners II, LLC, a Delaware limited liability company. Such shares represented 65.8% of the Company’s total issued and outstanding shares of common stock. As part of the sale of the shares, Forestbay Capital Partners arranged with the former officer and director, prior to his resignation as the sole officer and director of the Company Board, to appoint Mr. Edward Mooney as the sole officer and director of the Company. Mr. Mooney is the Manager of Forestbay Capital Partners II, LLC.

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

As disclosed in our Current Report on Form 8-K dated May 12, 2017 there has been a change in our management.

Executive Summary

In the year ended December 31, 2017, our revenue was $135,126 decreased 89.4% from $1,276,722 for the year ended December 31, 2016.

•	Selling and General and Administrative expenses for the year ended December 31, 2017 increased 44.7% to $1,994,053 compared to $1,378,405 for the same period in 2016.

•	Net Loss for the year ended December 31, 2017 expanded 60.3% to $1,683,170 compared to $1,049,897 for the same period in 2016.

Results of Operations for the Years Ended December 31, 2107 and 2016

The following table sets forth the comparison of the audited consolidated statements of operations data for the year ended December 31, 2017 and 2016 and should be read in conjunction with our financial statements and the related notes appearing elsewhere in this document.

	Year Ended December 31,
	2017	2016	Difference	Percentage Increase
Revenue	$135,126	$1,276,722	$-1,141,596	-89.4%
Cost of goods sold	81,871	944,987	-863,116	-91.3%

Gross profit	53,255	331,735	-278,480	-83.9%

Selling expenses	52,123	121,062	-68,939	-56.9%
General and administrative expenses	1,941,930	1,257,343	684,587	54.4%

(Loss) Income from operations	(1,940,798)	(1,046,670)	-894,128	85.4%
Other (expenses) income	260,431	423	260,008	61,467.6%
Interest (expenses) income	(2,803)	(3,650)	847	23.2%
Income (loss) before income taxes	(1,683,170)	(1,049,897)	-633,273	60.3%
Income taxes	-	-	-	-

Net (loss) income	(1,683,170)	(1,049,897)	-633,273	60.3%
Non-controlling interest	-	-	-	-
Net (loss) income attribute to the Group	$(1,683,170)	$(1,049,897)	$-633,273	60.3%

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

Result of Operations for the Years ended December 31, 2017 and 2016

Revenue was $135,126 for the year ended December 31, 2017 (“the FY 2017”), decreased by $1,141,596, or 89.4% from $1,276,722 for the year ended December 31, 2016 (“the Comparable Year”). The decrease in revenue during the FY2017 as compared to the Comparable Year was the result of the Company’s key customer has not placed an order for 2017. Moreover, this customer has not fully settled outstanding invoices for prior sales and the Company has decided to stop selling products to this customer on credit. In order to diversify the risk, our Company has conducted various field trials in order to promote and increase the sales in those major rice-producing provinces in China including Guangxi, Heilongjiang, and Yunnan.

Cost of sales was decreased by $863,116, or 91.3% from $944,987 in the Comparable Year to $81,871 in the FY2017. The decrease was due to the decrease in production corresponding with the decrease in the sales revenue. In terms of percentage of revenue, cost of sales was 60.6% in the FY2017 as compared to 74.0% in the Comparable Year. The decrease was due to the significant decrease in certain variable costs as the production level dropped.

Gross profit was decreased by $278,480, or 83.9% from $331,735 in the Comparable Year to $53,255 in the FY2017. The decrease reflected the correlation to the significant drop in the sales revenue. However, in terms of percentage of revenue, the gross profit percentage was increased to 39.4% for the FY2017 as compared to 26.0% for the Comparable Year.

Selling expenses were decreased by $68,939, or 56.9%, to $52,123 in the FY2017 from $121,062 in the Comparable Year. In terms of percentage of revenue, the rates were 38.6% in the FY2017 compared to 9.5% in the Comparable Year. The decrease is primarily due to the decrease of testing expenses and shipping and transportation expenses which were correlated to the decrease in sales.

General and administrative expenses were increased by $684,587, or 54.4% to $1,941,930 in the FY2017 from $1,257,343 in the Comparable Year. The increase is primarily due to the provision for doubtful debts of $865,942 in the FY2017. Excluding this factor, there was a decrease of $181,355 compared to the Comparable Year.

The following is a summary of general and administrative expenses for the years ended December 31, 2017, and 2016.

	Dec 31, 2017	Dec 31, 2016	Difference

Consulting fees	$155,480	$264,194	$(108,714)
Salary and payroll expenses	226,418	216,413	10,005
Professional fees	144,426	232,152	(87,726)
Travel and entertainment	115,227	135,603	(20,376)
Research and Development	49,788	-	49,788
Provision for doubtful debts	865,942	-	865,942
Depreciation and amortization	242,401	203,249	39,152

Other	142,248	205,732	(63,484)
	$1,941,930	$1,257,343	$684,587

Consulting fees were decreased by $108,714, or 41.1%, to $155,480 in the FY2017, from $264,194 in Comparable Year, owing to the engagement of external consultants to improve the Company’s operating activities in the Comparable Year.

Our salary and payroll expenses were increased slightly to $226,418 in the FY2017, as compared to $216,413 in the Comparable Year. We anticipate that salary and payroll expenses will continue to rise in future periods as it becomes necessary to increase our staff in order to enhance our management quality for the listing requirement and to increase our production activities.

Professional fees were decreased by $87,726, or 37.8%, from $232,152 in Comparable Year to $144,426 in the FY2017. The decrease of professional fees was due to the engagement of more independent professionals such as international lawyers and accountants in Comparable Year for the professional works performed related to the reverse takeover.

Travel and entertainment expenses were decreased by $20,376, or 15.0%, from $135,603 in Comparable Year to $115,227 in FY2017. The decrease of travel and entertainment expenses is primarily due to the reduction of project-based travelling activities.

Research and Development expenses were increased to $49,788 in the FY2017 from $Nil in the Comparable Year.

Provision for doubtful debts was increased to $865,942 in the FY2017 from $Nil in Comparable Year. The increase was due to the doubtful allowance to the accounts receivable of one major customer provided in the FY2107. The Company is taking all possible action to collect the overdue receivable in the coming quarters.

Depreciation and amortization expenses were increased by $39,152, or 19.3%, from $203,249 in Comparable Year to $242,401 in the FY2017.

Other expenses include items such as office expenses, software related costs, impairment of property, plant and equipment, telephone and a variety of other miscellaneous expenses. None of these expenses alone changed significantly and the difference was $63,484, or 30.9% reduction from $205,732 in Comparable Year to $142,248 in the FY2017.

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

Our loss from operations was expanded significantly by $894,128 or 85.4%, to negative $1,940,798 in the FY2017, from negative $1,046,670 in Comparable Year.

Non-operating income (expenses) improved by $260,855, or 8,083.5% to income of $257,628 in the FY2017, from expenses of negative $3,227 in Comparable Year, of which mainly due to the other income increase $261,992 from $1,991 in Comparable Year to $263,983 in the of FY2017, due to account payables in the sum of $262,483 being written off since the limitation period of these account payables have expired and hence these account payables become legally unenforceable.

The net loss attributed to the Company further expanded by $633,273, or 60.3% to negative $1,683,170 in the FY2017, as compared to negative $1,049,897 in Comparable Year.

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

Working capital

At December 31, 2017, we had a working capital deficit of $9,029,045, as compared to a working capital deficit of $7,333,603 at December 31, 2016. Of the working capital deficit at December 31, 2017, $9,196,762 was amount due to related parties and shareholder. Excluding the amounts due to related parties and shareholder, we would have had a working capital surplus of $167,717 at December 31, 2017. As comparison, for the working capital deficit at December 31, 2016, $10,362,992 was amount due to related parties and shareholders and $1,814,133 was due from related parties. Excluding the amounts due to/from related parties and holding company, we would have had a working capital surplus of $1,215,256 at December 31, 2016. The amounts due to related parties and shareholder are unsecured, interest-free and repayable on demand.

Operating activities

During the year ended December 31, 2017, operating activities used cash in operations of $279,609, and for the comparable year ended December 31, 2016, operating activities used cash in operations of $356,612. The use of cash in operating activities for the year ended December 31, 2017 was mainly derived from a net loss of $1,683,170 with non-cash items of $264,526 ($240,526 plus $24,000) in depreciation and amortization, and $865,942 in provision of doubtful debt; moreover, there was an increase in cash of $63,585 in other receivables; and a net increase in cash of $577,449 ($2,067,646 minus $1,490,197) in amount due from/to related parties, which were offset by a decrease in cash of $67,568 in accounts receivables; a decrease in cash of $33,869 in inventories; a decrease in cash of $119,634 in accounts payables; and a decrease in cash of $142,081 in other payables. As comparison, the use of cash in operating activities for the comparable year ended December 31, 2016 was mainly derived from a net loss of $1,049,897 with a non-cash item of $274,935 in depreciation and amortization; moreover, there was an increase in cash of $291,576 in inventories; an increase in cash of $73,176 in accrued expenses; and a net increase in cash of $1,022,264 ($2,676,045 minus $1,653,781) in amount due to/from related parties; which were offset by a decrease in cash of $778,555 in accounts receivables; a decrease in cash of $36,402 in other receivables; a decrease in cash of $69,502 in advances from customers; and a decrease in cash of $59,883 in other payables.

Investing Activities

During the year ended December 31, 2017, investing activities used cash of $1,936 in property, plant and equipment; and for the comparable year ended December 31, 2016, investing activities used cash of $6,549 in property, plant and equipment. The change in cash used was due to the decrease in investment on purchases of property, plant and equipment.

Financing Activities:

During the year ended December 31, 2017, financing activities used cash of $198,516; and for the comparable year ended December 31, 2016, financing activities provided cash of $418,327. The change in cash used by financing activities was derived from the changes in the amounts due to our shareholder.

As at December 31, 2017, net cash and cash equivalents balance was $38,931 as compared to balance $518,849 as at December 31, 2016.

As of December 31, 2017, stockholder’s equity was negative $5,092,072, compared to a negative equity of $3,331,168 at December 31, 2016.

The source of fund for supporting the Company’s business operation was loans from directors and shareholders. In the event the directors and shareholders do not continue to support the Company’s business operation, the Company could be short of funds and may not be able to operate any longer. The amounts due to related parties and director are interest-free loans. These loans are unsecured and have no fixed repayment terms.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds, loans from third parties, other debt facilities, or further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a growing business; and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to the shareholdings of our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

In 2017, local government of Jinzhong City, Shanxi Province, China (where Shanxi Lutu and our production plant is located) has promulgated a new set of environmental regulations restricting the use of coal-fired boilers in factories. Since coal-powered generators were used in our production plant, our production activities in 2017 were restricted to a certain extent.

We cannot ensure that we can comply with the new environmental regulations in time. If that is the case, our production and our production capacity may be reduced as a result. This will affect our ability to generate income and to meet the demand of our customers, which in turn could have a material adverse effect on our financial condition and results of operations.

Due to the enforcement on new environmental regulations over industrial production by coal-fired boilers by local authorities in Shanxi, the Company’s production was restricted to a certain extent in 2017. In order to fully comply with the new environmental regulations in place, management of the Company has planned to carry our rectification work. Management expected that the rectification work will be completed by mid of 2018 and full-scale production may resume in the second half of 2018.

Off-Balance Sheet Arrangements

As of the date of this Annual Report, the Company does not have any off-balance sheet arrangements, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors, as of December 31, 2017 and 2016.

Going Concern

The independent auditors’ report accompanying our December 31, 2017 financial statements filed in this Form 10-K contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Critical Accounting Policies

The U.S. Securities and Exchange Commission (“SEC”) recently issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include: inventory valuation, which affects cost of sales and gross margin; policies for revenue recognition, allowance for doubtful accounts, and stock-based compensation. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on our results we report in our consolidated financial statements.

Impairment of Long-Lived Assets

We account for impairment of property, plant and equipment in accordance with FASB ASC 360. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose. During the reporting years, there was no impairment loss incurred. Competitive pricing pressure and changes in interest rates, could materially and adversely affect our estimates of future net cash flows to be generated by our long-lived assets.

Subsequent Events

Management has evaluated all activities and concluded that there was no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet arrangements as of December 31, 2017 and 2016.

New Accounting Pronouncements

See Note 2 to consolidated financial statements included in Item 8, Financial Statements, of this Annual Report on Form 10-K

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are an emerging growth company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data

Attached hereto and filed as part of this Annual Report on Form 10-K are our Consolidated Financial Statements, beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, the Company’s principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by the Annual Report on Form 10-K. Based on this evaluation, these officers have concluded that as of the end of the period covered by the Annual Report on Form 10-K, our disclosure controls and procedures were effective and were adequate to insure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act were recorded, processed, summarized and reported within the time period specified in the Commission’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting is supported by written policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations which may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the framework set forth in the report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or (“COSO”). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2017.

In order to improve the existing internal control especially on the control over assurance regarding prevention and timely detection of unauthorized usage and disposition of the Company’s assets, GVBT top management has reviewed and updated the existing company chop access policy and Delegation of Authority (DOA) for approval process. GVBT management has reviewed all key processes to establish adequate segregation of duties based on the roles and responsibilities. The Delegation of Authority table is reviewed and updated to ensure that transactions are approved properly before processing.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Regulatory Statement

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. As an “emerging growth company” management’s report was not subject to attestation by the Company’s registered public accounting firm.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the name, age, and position of our directors and our executive officers as of December 31, 2017. Each director holds office (subject to our By-Laws) until the next annual meeting of shareholders and until such director’s successor has been elected and qualified. Each executive officer holds his office until he resigns, is removed by the board of directors, or his successor is elected and qualified, subject to applicable employment agreements.

NAME	AGE	POSITION	DATE OF APPOINTMENT
Leung Kwong Tak, Michael	61	Chairman of the Board, Director	May 12, 2017
Lam Ching Wan, William	60	Chief Executive Officer, Director	May 12, 2017
Ma Wai Kin	56	Chief Operation Officer and Director	May 12, 2017
Lo Kwok Leung	50	Chief Financial Officer	May 12, 2017

Significant Employees

As of December 31, 2017, we have 21 full time employees.

Family Relationships

There are no family relationships between any of our directors and executive officers. There have been no events under any bankruptcy act, no criminal proceedings and no judgments, orders or decrees material to the evaluation of the ability and integrity of any director or executive officer of the Company during the past five years.

Involvement in Certain Legal Proceedings

Ongoing civil case with Mr. Yao Gui Mu

As reported in the last 10-Q for the period ending on 30 September 2017, Yao Gui Mu (“the Plaintiff”), former operation manager of our subsidiary in Shanxi, Shanxi Green Biotechnology Industry Company Limited (“our Shanxi Subsidiary”), brought a lawsuit against our Shanxi Subsidiary, in the District People’s Court of Jin Zhong City, Yu Ci District. The subject dispute of the lawsuit concerns an unsettled current account balance of $133,108 (RMB900,000) which was claimed to be a loan advanced to the Company by the Plaintiff. The Company’s PRC lawyer had submitted a Statement of Defense on November 23, 2017 to The District People’s Court of Yuci District, Jin Zhong City (“the Court”). A court hearing was held on December 5, 2017. Upon the request by the Court, our Shanxi Subsidiary provided supplemental evidence to the Court on 16 January 2018. our Shanxi Subsidiary is awaiting notice for a second hearing from the Court.

Management has sought legal advice from the Chinese legal advisor of the Company. Management was informed that there is no prima facie case of any lender and borrower relationship ever existed between Mr. Mu and the Company. In addition, the documents provided by Mr. Mu which claims to be loan receipts were not affixed with the corporate seal of our Shanxi Subsidiary and hence were not duly executed. The Management is of the view that there is a reasonable prospect of defending this lawsuit successfully. Hence, no provisions have been made for any probable and material loss as a result of the lawsuit.

Criminal investigation with regard to a potential fraud

Management of the Company suspects that there was a potential fraud committed in the sales made to one of its previous customers. Management reported to the local police of Yuci District, Jinzhong City, Shanxi Province, China about the said potential fraud. The Bureau of Public Security of Yuci District officially undertook our case and initiated investigation procedures on 11 September 2017. Management has been informed that it is currently under criminal investigation by relevant authorities in China.

Management was provided with a Chinese legal opinion by the Company’s legal advisor in China which opines that disclosure of any information with regard to ongoing criminal investigations is against the laws of China. As a result, the Company is obliged to keep the details surrounding this case confidential at this stage. We will disclose the details and particulars of our claim once the relevant authorities decide to initiate prosecution proceedings against the accused and we are advised that such disclosure complies with the laws and regulations of China.

Criminal investigation against one of GVBT’s former employee

Management of the Company suspects that one of our former senior staff may have committed the offence of “unlawfully taking possession of company property through taking advantage of his position” under his employment with the Company. Management reported to the local police of Yuci District, Jinzhong City, Shanxi Province, China about the said potential misconduct on 10 October, 2017. The Bureau of Public Security of Yuci District officially undertook our case and initiated investigation procedures on 28 January 2018. Management has been informed that it is currently under criminal investigation by relevant authorities in China.

Management was provided with a Chinese legal opinion by the Company’s legal advisor in China which opines that disclosure of any information with regard to ongoing criminal investigations is against the laws of China. As a result, the Company is obliged to keep the details surrounding this case confidential at this stage. We will disclose the details and particulars of our claim once the relevant authorities decide to initiate prosecution proceedings against the accused and we are advised that such disclosure complies with the laws and regulations of China.

Besides the disclosure stated above, management is not aware of any other legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Annual Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, orders or decrees material to the evaluation of the ability and integrity of any director or executive officer of the Company during the past five years.

Compliance with Section 16(A) of The Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our Directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, Directors and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2017, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2017, and the representations made by the reporting persons to us, we believe that during the year ended December 31, 2017, our executive officers and Directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

Code of Business Conduct and Ethics

Our board of directors adopted an informal Code of Business Conduct and Ethics that applies to, all our officers, directors, employees and agents. Certain provisions of the Code apply specifically to our president and secretary (being our principle executive officer, principle financial officer and principle accounting officer, controller), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote the following:

1.	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.	Full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.	Compliance with applicable governmental laws, rules and regulations;

4.	The prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person identified in our Code of Business Conduct and Ethics; and

5.	Accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our Company’s senior officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly senior officers, have a responsibility for maintaining financial integrity within our Company, consistent with generally accepted accounting principles, and federal and state securities laws. Any senior officer who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our management.

Committees of the Board of Directors

We do not presently have a separately designated standing audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors. The functions of those committees are currently undertaken by our Board of Directors. Because we have only one Director, we believe that the creation of these committees, at this time, would be cumbersome and constitute more form over substance.

Audit Committee

We have not established a separately designated standing audit committee nor do we have an audit committee financial expert serving on our Board of Directors. However, the Company intends to establish a new audit committee of the Board of Directors that shall consist of independent Directors. The audit committee’s duties will be to recommend to the Company’s Board of Directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee shall at all times be composed exclusively of Directors who are, in the opinion of the Company’s Board of Directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Item 11. Executive Compensation

The following table sets forth the annual and long-term compensation of our Named Executive Officers for services rendered in all capacities to the Company for the years ended December 31, 2017 and December 31, 2016.

Summary Compensation Table

For the year ended December 31, 2017

					Option
		Deferred			and	All Other
Name and		Compen-		Stock	Warrant	Compen-
Principal Position	Salary	sation	Bonus	Awards	Awards	sation	Total

Lam Ching Wan, William,
Chief Executive Officer and Director	0	0	0	0	0	0	0

Leung Kwong Tak, Michael,
Chairman and Director	0	0	0	0	0	0	0

Ma Wai Kin,
Chief Operation Officer and Director	0	0	0	0	0	0	0

Lo Kwok Leung
Chief Financial Officer	74,115	0	0	0	0	0	74,115

Summary Compensation Table

For the year ended December 31, 2016

					Option
		Deferred			and	All Other
Name and		Compen-		Stock	Warrant	Compen-
Principal Position	Salary	sation	Bonus	Awards	Awards	sation	Total

Lam Ching Wan, William,
Chief Executive Officer and Director	0	0	0	0	0	0	0

Leung Kwong Tak, Michael,
Chairman and Director	0	0	0	0	0	0	0

Ma Wai Kin,
Chief Operation Officer and Director	0	0	0	0	0	0	0

Lo Kwok Leung
Chief Financial Officer	9,662	0	0	0	0	0	9,662

Narrative Disclosure to Summary Compensation Table

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

There are no current outstanding equity awards to our executive officers as of December 31, 2017.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for Directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

Directors receive no extra compensation for their services to our Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of December 31, 2017: by (i) each person who is known by us to own beneficially more than 5% of our outstanding Common Stock, (ii) by each of our directors, (iii) by each of our executive officers and (iv) by all our directors and executive officers as a group. On such date, we had 160,790,000 shares of Common Stock outstanding.

As used in the table below, the term beneficial ownership with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the 60 days immediately following December 31, 2017. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned		Percentage of Class Beneficially Owned(1)
Lo Kwok Leung– Chief Financial Officer No. 79, Golden Bamboo Road East, Fairview Park, Yuen Long, N.T. Hong Kong	0		0%
Dr. Leung Kwong Tak, Michael – Chairman and Director Flat G, 23/F, BLK 2, Tsuen Wan Plaza, 4 Tai Pa Street, Tsuen Wan, Hong Kong	89,000,000	[1]	55.35%
Ma Wai Kin-Chief Operating Officer and Director Room 3502, Chun Lai House, Hang Chun Court, No.2. Fortune Street, Cheung Sha Wan, Hong Kong	50,000,000		31.10%
Lam Ching Wan, William – Chief Executive Officer and Director Flat E, 28/F, Block 1, Park Tower, 1 King’s Road, North Point, Hong Kong	6,000,000	[2]	3.73%

All Directors and Officers as a Group	145,000,000		90.18%

5% or Greater Shareholders
Able Lead Holdings Limited / Leung Kwong Tak [1] P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands	89,000,000		55.35%
Ma Wai Kin Room 3502, Chun Lai House, Hang Chun Court, No.2. Fortune Street, Cheung Sha Wan, Hong Kong	50,000,000		31.10%

All Directors, Officers and 5% Shareholders as a Group	145,000,000		90.18%

(1)	Dr. Leung Kwong Tak, Michael is the controlling shareholder of Able Lead Holdings Limited. Able Lead is majority owner of Lutu International. Pursuant to the Contractual Arrangement discussed above under Item 1.01 Entry Into Material Definitive Agreement, Able Lead agreed to exchange its shares of Lutu Group to the Company in exchange for 89 million shares of the Company’s common stock. Pursuant to the Contractual Arrangements, such 89 million shares are being held in escrow pending removal of a lien against Able Lead’s shares of Lutu International and delivery of the same to the Company. Able Lead therefore is currently unable to sell or dispose of these 89 million shares. Moreover, Able Lead has granted to the Board of Directors of GVBT the sole right to vote such shares while they remain in escrow. Therefore, Dr. Leung currently is deemed not to be a beneficial owner of these shares, however, he will become the beneficial owner of these shares upon Able Lead’s delivery of the shares of Lutu Group to the Company, which will cause these 89 million shares to be released from escrow to Able Lead.

(2)	Mr. Lam Ching Wan, William holds the shares in the name of Harcourt Capital Limited.

(a) Changes in Control

We do not anticipate at this time any changes in control of the Company. There are no arrangements either in place or contemplated which may result in a change of control of the Company. There are no provisions within the Articles or the Bylaws of the Company that would delay or prevent a change of control.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Party Transactions

Except as described below, during the year ended December 31, 2017 and 2016, there have been no transactions, whether directly or indirectly, between the Company and any of its officers, directors or their family members.

The details for amount due from / to related parties were as follows:

Amount as at	December 31, 2017	December 31, 2016

Amount due from related parties:
Well Supreme Limited (c)	$-	$207,825
China Mineral Resources Holdings Limited (a) (c)	-	9,141
Shanxi Lukun Mining Technology Co., Ltd (a)	-	1,119,750
Isparta Holdings Limited (a) (b) (c)	-	477,417
	$-	$1,814,133

Amount as at	December 31, 2017	December 31, 2016

Amount due to related parties:
Shanxi Chengkai Mining Technology Co., Ltd (a)	$-	$1,234,520
Hong Kong Prolific Mineral Technologies Ltd (a)	-	1,518,078
Pilot Sunshine Limited (a) (c)	-	5,157
Able High Holdings Limited (a) (b) (c)	-	2,780,449
Hong Kong Prolific Eco-Technology Limited (a)	-	55,398
Holmsun Capital Limited (a) (b)	5,300,859	393,150
Hui & Lam Solicitors LLP (c)	-	21,380
Maycrown Capital Limited (a) (b)	-	399,401
View Strong Limited (a) (b) (c)	-	11,603
	$5,300,859	$6,419,136

___________

(a)	Common director, LEUNG Kwong Tak of operating subsidiary Lutu International Biotechnology Limited
(b)	Common shareholder, LEUNG Kwong Tak of operating subsidiary Lutu International Biotechnology Limited
(c)	Common director LAM Ching Wan of the Company

The Board must approve all related party transactions. All material related party transactions will be made or entered into on terms that are no less favorable to the Company than can be obtained from unaffiliated third parties.

The following table lists the transaction with related party in 2017 and 2016:

	December 31, 2017	December 31, 2016

Consultancy fee paid to KM International Property Consultants Limited	$62,115	$-

Total	$62,115	$-

Mr. Ma Wai Kin, Chief Operation Officer and Director of the Company, has a 100% ownership interest in KM International Property Consultants Limited (“KM”). The main transaction between the Company and KM is the consulting service regarding the marketing activities of GVBT provided by KM.

Board Independence

We currently have three directors serving on our board of directors. Our Board of Directors has adopted the definition of “independence” as described in NASDAQ Rules 4200 and 4350. Independent directors would not include anyone who, within the past three years, be employed by us or any of our parent or subsidiary or any of their family members; or any director who is, or who has a family member who is, a controlling shareholder. Our board of directors has determined that no directors do meet the independence requirements.

Item 14. Principal Accounting Fees and Services

The following table presents aggregate fees, including professional audit services and other services rendered by our independent registered public accounting firm Centurion ZD CPA Limited during the years ended December 31, 2017 and 2016.

	Fiscal 2017	Fiscal 2016
Audit Fees (1)	$67,200	$100,000
Audit Related Fees (2)	$-	$-
Tax Fees (3)	$-	$-
All Other Fees (4)	$-	$-

Total	$67,200	$100,000

________

(1)

Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports.

(2)

Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” There were no such fees in fiscal year 2017 and 2016.

(3)	Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. There were no such fees in fiscal year 2017 and 2016.

(4)	All Other Fees consist of fees for products and services other than the services reported above. There were no such fees in fiscal year 2017 or 2016.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report

(1)	The financial statements listed in the Index to Consolidated Financial Statements are filed as part of this report
(2)	The financial statements listed in the Index are filed as part of this report.
Schedule II – Valuation and Qualifying Accounts and Reserves. Schedule II on page S-1 is filed as part of this report.
(3)	List of Exhibits

See Index to Exhibits in paragraph (b) below.

The Exhibits are filed with or incorporated by reference in this report.

(b)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

____

* Filed herewith

(c) Financial statements required by Regulation S-X which are excluded from the annual report to shareholders by Rule 14a-3(b).

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN VISION BIOTECHNOLOGY CORP.

Dated: April 16, 2018	By:	/s/ Lam Ching Wan, William
Lam Ching Wan, William
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lam Ching Wan, William	Chief Executive Officer and Director	April 17, 2018
Lam Ching Wan, William	(Principal Executive Officer)

/s/ Lo Kwok Leung	Chief Financial Officer	April 17, 2018
Lo Kwok Leung	(Principal Financial and Accounting Officer)

/s/ Leung Kwong Tak, Michael	Chairman of the Board and Director	April 17, 2018
Leung Kwong Tak, Michael

/s/ Ma Wai Kin	Chief Operating Officer and Director	April 17, 2018
Ma Wai Kin

Green Vision Biotechnology Corp. and Subsidiaries

Consolidated Financial Statements

As of December 31, 2017 and December 31, 2016 and

For the Years Ended December 31, 2017 and 2016

With Report of Independent Registered Public Accounting Firm

中正達會計師事務所有限公司 Centurion ZD CPA Limited Certified Public Accountants (Practising)
Unit 1304, 13/F, Two Harbourfront, 22 Tak Fung Street, Hunghom, Hong Kong. 香港 紅磡 德豐街22號 海濱廣場二期 13樓1304室 Tel 電話: (852) 2126 2388 Fax 傳真: (852) 2122 9078 Email 電郵: info@czdcpa.com

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Green Vision Biotechnology Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Green Vision Biotechnology Corp. and its subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Centurion ZD CPA Limited

We have served as the Company’s auditor since 2016.

Hong Kong, SAR

April 16, 2018

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As at December 31, 2017 and 2016

(Stated in US Dollars)

	Note	2017	2016
ASSETS
Cash and cash equivalents		$38,931	$518,849
Accounts receivable, net of allowance for doubtful accounts		16,139	791,800
Inventories, net	7	278,086	231,976
Advance to suppliers		48,905	53,220
Other receivables	4	46,058	106,149
Amount due from related parties	11	-	1,814,133
Total current assets		428,119	3,516,127

Property, plant equipment, net	5	3,013,161	3,117,449
Intangible assets	6	883,488	864,981
Long term lease prepayment		19,962	20,005
Restricted cash		20,362	-
Total non-current assets		3,936,973	4,002,435
TOTAL ASSETS		$4,365,092	$7,518,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable		$31,363	$146,222
Advances from customer		15	11,511
Accrued expenses		151,615	100,883
Accrued payroll		19,817	17,677
Other payables	9	47,276	183,212
Other tax payables		10,316	27,233
Amount due to related parties	11	5,300,859	6,419,136
Amount due to shareholder		3,895,903	3,943,856
Total current liabilities		9,457,164	10,849,730
TOTAL LIABILITIES		$9,457,164	$10,849,730

Stockholders’ equity
Common stock, $0.001 par value per share, authorized 750,000,000 shares, issued and outstanding 160,790,000 and 100,000,000 shares at December 31, 2017, and December 31, 2016 respectively		160,790	100,000
Additional paid-in capital		(282,209)	(57,120)
Accumulated other comprehensive loss		(87,533)	(174,098)
Accumulated deficit		(4,883,120)	(3,199,950)
TOTAL STOCKHOLDERS’ DEFICIT		(5,092,072)	(3,331,168)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$4,365,092	$7,518,562

The accompanying notes are an integral part of the financial statements

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2017 and 2016

(Stated in US Dollars)

	Note	Dec 31, 2017	Dec 31, 2016

Revenue, net		$135,126	$1,276,722
Cost of Sales		81,871	944,987

Gross profit		$53,255	$331,735

Operating expenses
Selling expenses		(52,123)	(121,062)
General and administrative expenses		(1,941,930)	(1,257,343)

(Loss)/income from operations		$(1,940,798)	$(1,046,670)

Non-operating income (expense)
Interest income		149	146
Interest expense		(2,952)	(3,796)
Other income		263,983	1,991
Other expense		(3,552)	(1,568)

(Loss)/income before income taxes		$(1,683,170)	$(1,049,897)

Income tax	12	-	-

Net (loss)/income		$(1,683,170)	$(1,049,897)

Non-controlling interest		-	-
Net (loss)/income attributable to the Company		$(1,683,170)	$(1,049,897)

Foreign currency translation adjustment		86,565	(122,997)

Comprehensive loss		$(1,596,605)	$(1,172,894)

Basic earnings per share of common stock		$(1.21cents)	$(1.05cents)
Diluted earnings per share		$(1.21cents)	$(1.05cents)

Weighted average number of common shares outstanding – basic and diluted		138,972,219	100,000,000

The accompanying notes are an integral part of the financial statements

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’DEFICIT AND COMPREHENSIVE INCOME

(Stated in US Dollars)

	Number of common shares outstanding	Amount	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficits	Total stockholders’ equity/ (deficit)

Balance, January 1, 2016	100,000,000	$100,000	(57,120)	(51,101)	(2,150,053)	$(2,158,274)
Net loss	-	-	-	-	(1,049,897)	(1,049,897)
Foreign currency translation adjustment	-	-	-	(122,997)	-	(122,997)

Balance, December 31, 2016	100,000,000	$100,000	(57,120)	(174,098)	(3,199,950)	$(3,331,168)

Balance, January 1, 2017	100,000,000	$100,000	(57,120)	(174,098)	(3,199,950)	$(3,331,168)
Reverse merge recapitalization	60,790,000	60,790	(225,089)	-	-	(164,299)
Net loss	-	-	-	-	(1,683,170)	(1,683,170)
Foreign currency translation adjustment	-	-	-	86,565	-	86,565

Balance, December 31, 2017	160,790,000	$160,790	(282,209)	(87,533)	(4,883,120)	$(5,092,072)

The accompanying notes are an integral part of the financial statements

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	Notes	For Year Ended Dec 31, 2017	For Year Ended Dec 31, 2016

Cash flows from operating activities :
Net (loss)/income		$(1,683,170)	$(1,049,897)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation		240,526	250,251
Amortization of intangible assets		24,000	24,684
Allowance for doubtful accounts		865,942	-
Impairment of property, plant and equipment		13,975	-
Long term lease prepayment		1,016	2,389
Changes in assets and liabilities:
Accounts receivables		(67,568)	(778,555)
Inventories		(33,869)	291,576
Advances to suppliers		6,818	(29,511)
Other receivables		63,585	(36,402)
Amount due from related parties		2,067,646	(1,653,781)
Restricted cash		(19,946)	-
Accounts payable		(119,634)	(20,438)
Advances from customers		(11,822)	(69,502)
Other payables		(142,081)	(59,883)
Other tax payables		(17,899)	28,327
Accrued payroll		1,235	(5,091)
Accrued expenses		21,834	73,176
Amount due to related parties		(1,490,197)	2,676,045

Net cash flows (used in) operating activities		$(279,609)	$(356,612)

Cash flows from investing activities :
Purchases of property, plant and equipment		(1,936)	(6,549)

Net cash flows (used in) investing activities		$(1,936)	$(6,549)

Cash flows from financing activities :
Amount due to shareholders		(198,516)	418,327

Net cash flows (used in) / generated by financing activities		$(198,516)	$418,327

Net increase (decrease) in cash and cash equivalents		(480,061)	55,166
Effect of foreign currency translation		143	(5,873)
Cash and cash equivalents – beginning of year		518,849	469,556
Cash and cash equivalents – end of year		$38,931	$518,849

Non-cash financing activities
Recapitalization		$(164,299)	$-

Supplementary disclosure of cash flow information:
Interest paid		$2,952	$3,796
Income taxes		$-	$-

The accompanying notes are an integral part of the financial statements

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND NATURE OF BUSINESS

Green Vision Biotechnology Corp. (formerly known as Vibe Wireless Corp., originally known as Any Translation Corp.), (the “Company”, “GVBT”), was incorporated under the laws of the State of Nevada on July 5, 2012. The Company was founded to be in the business of translation and interpretation. On November 12, 2015, the Company changed its name from Any Translation Corp. to Vibe Wireless Corp. On September 30, 2016, we changed our name from Vibe Wireless Corp. to Green Vision Biotechnology Corp.

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

On the same date, September 30, 2016, the Company filed Articles of Merger with the Nevada SOS whereby it entered into a statutory merger with its wholly-owned subsidiary, Green Vision Biotechnology Corp. pursuant to Nevada Revised Statutes 92A.200 et. seq. The effect of such merger is that the Company is the sole surviving entity and changed its name to “Green Vision Biotechnology Corp.”

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

Able Lead has an outstanding loan of $4.43 million denominated in Renminbi (“RMB”) owed to an unrelated third party with its maturity date on January 22, 2018 (the “Outstanding Loan”). Able Lead is currently negotiating an extension of the Outstanding Loan to 2019 with the third party creditor. Shares of Lutu International held by Able Lead were offered by Able Lead as collateral to secure repayment of the Outstanding Loan (the “Security”)..

On May 12, 2017, GVBT entered into a share exchange agreement (the “Majority Interest Exchange Agreement”) with Able Lead, the 89% shareholder of Lutu International. Under the Majority Interest Exchange Agreement, Able Lead agreed to enter into a series of contractual arrangements with GVBT (collectively, the “Contractual Arrangements”) (as described below), in which GVBT assumed management control of the Lutu Group. Able Lead further agreed to deliver the shares of Lutu International to GVBT once the Outstanding Loan is fully repaid. In consideration, GVBT agreed to issue and deliver a total of 89 million shares of GVBT’s common stock to an escrow agent (issued in the name of the escrow agent or its nominee) (the “ Escrow Shares “). The Escrow Shares shall be held in escrow for a period of one year or such period of time to be agreed by GVBT and Able Lead upon the execution of the Majority Interest Exchange Agreement. Conditional upon the full repayment of the Outstanding Loan and the release of the Security, the Escrow Shares shall be released to Able Lead in exchange for the delivery of a total of 89% of the issued and outstanding shares of Lutu International by Able Lead to GVBT. In the event that Able Lead fully repays the Outstanding Loan and causes the release of the Security, then the Escrow Shares shall be delivered to Able Lead. In the event that Able Lead cannot fully repay the Outstanding Loan (within a period of one year, or such period of time to be agreed by GVBT and Able Lead) and cause the release of the Security, then the Escrow Shares shall be delivered to transfer agent for cancellation. Unless otherwise expressly agreed in writing by GVBT and Able Lead, the Majority Share Exchange Agreement shall be automatically terminated upon the termination of any of the agreements in the Contractual Arrangements described as below. The transactions under the Majority Interest Exchange Agreement were completed on May 12, 2017.

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND NATURE OF BUSINESS (continued)

Pursuant to an escrow agreement (the “Escrow Agreement”) entered into between Booth Udall Fuller, PLC (the “Escrow Agent”) and GVBT on May 12, 2017, the Escrow Shares shall be held by Booth Udall Fuller, PLC for a year upon the execution of the Majority Share Exchange Agreement. The Escrow Shares shall not be subject to any lien, attachment, or any other judicial process of any creditor of GVBT, and shall be held and disbursed solely for the purposes and in accordance with the terms of the Majority Share Exchange Agreement.

On May 12, 2017, GVBT entered into a series of contractual agreements as described below with Lutu International and/or Able Lead (the “Contractual Arrangements”). Upon execution of the Contractual Arrangements, GVBT assumed management of Lutu International and its subsidiaries (the “Lutu Group”) and received economic benefits which includes right to receive the expected residual returns and and/or obligation to absorb expected loss from the Lutu Group. Each agreement in the Contractual Arrangements constitutes valid and binding obligations of the parties of such agreements and is enforceable and valid in accordance with the laws of Cayman Islands. All agreements executed by Lutu International were duly approved by its board of directors and the Shareholders of Lutu International.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND NATURE OF BUSINESS (continued)

Changes Resulting from the Investment Transaction

The closing of the Investment Transaction occurred on May 12, 2017, resulting in a change of control of GVBT. Prior to closing of the Investment Transaction, GVBT had a total of 60,790,000 shares of common stock issued and outstanding. As a result of the closing of the Investment Transaction, GVBT now has a total of 160,790,000 shares of its common stock issued and outstanding, of which 60,790,000 shares, or approximately 37.8%, are owned by the previous existing shareholders of GVBT, with the balance of 100,000,000 shares, or approximately 62.2%, owned by the previous shareholders of Lutu International, with certain shares held in escrow pursuant to the Escrow Agreement.

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

Accounting Treatment

The Investment Transaction is being accounted for as a reverse-merger and recapitalization. For financial reporting purposes, Lutu International is the acquirer and GVBT is the acquired company. After completion of the transaction, the assets, liabilities, operations results and cash flow of GVBT that will be reflected in the historical consolidated financial statements prior to the Investment Transaction will be those of Lutu International and its subsidiaries and will be recorded at the historical cost basis of Lutu International and its subsidiaries. Number of shares deemed to be outstanding for the period from January 1, 2016 to the acquisition date will be reflected in the balance of the common stock and paid in capital. The Company changed its fiscal year ended from January 31 to December 31.

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

Implications of Being an Emerging Growth Company

As a company with less than $1.0 billion in revenue during our last fiscal year, the Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. An emerging growth company may take advantage of reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

•	a requirement to have only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations disclosure; and

•	an exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to the Sarbanes- Oxley Act of 2002.

The Company may take advantage of these provisions until the end of the fiscal year ending after the fifth anniversary of their initial public offering or such earlier time that they are no longer an emerging growth company, and if they do, the information that they provide to the stockholders may be different than you might get from other public companies in which you hold equity. The Company would cease to be an emerging growth company if they have more than $1.0 billion in annual revenue, have more than $700 million in market value of their ordinary shares held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period. The JOBS Act permits an “emerging growth company” like the Company to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies.

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for consolidated financial reporting.

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

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING (continued)

Economic and political risks

The Company’s operations are mainly conducted in the Hong Kong Special Administrative Region (“Hong Kong”) and the People’s Republic of China (“China”) (for the purpose of this Current Report on Form 10-Q, China does not include Hong Kong, Macau Special Administrative Region of the People’s Republic of China and Taiwan (The Republic of China) and a large number of customers are located in northern China. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in Hong Kong and China, and by the general state of the economy in Hong Kong and China.

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

Below is a table with foreign exchange rates used for translation:

For the years ended December 31, (Average Rate)	2017		2016
Chinese Renminbi (RMB)	RMB	6.76141	RMB	6.64330
United States dollar ($)		$1.00000		$1.00000

As of December 31, (Closing Rate)	2017		2016
Chinese Renminbi (RMB)	RMB	6.62061	RMB	6.95566
United States dollar ($)		$1.00000		$1.00000

For the years ended December 31, (Average Rate)	2017		2016
Hong Kong (HKD)	HKD	7.79197	HKD	7.76224
United States dollar ($)		$1.00000		$1.00000

As of December 31, (Closing Rate)	2017		2016
Hong Kong (HKD)	HKD	7.80715	HKD	7.75652
United States dollar ($)		$1.00000		$1.00000

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING (continued)

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

During the year ended December 31, 2017 and 2016, the provision of sales return were $ Nil respectively.

Cost of Goods Sold

Cost of goods sold includes the cost of materials, labor, and relevant manufacturing expenses.

Selling Expenses

Selling expenses include packaging and shipping costs, as well as advertising and certain expenses associated with operating the Company’s corporate headquarters.

Advertising Costs

The Company expensed all advertising costs as incurred. Advertising expense, net of reimbursement from suppliers, amounted to $10,432 and $53,938 for the year ended December 31, 2017 and 2016 respectively. Advertising expense is included in selling expense and general and administrative expenses in the accompanying consolidated statements of income.

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

The Company did not have a lease that met the criteria of a capital lease. Leases that do not qualify as a capital lease are classified as an operating lease. Operating lease rental expenses included in selling, general and administrative expenses for year ended December 31, 2017 and 2016 were $17,986 and $17,890 respectively.

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectability of outstanding accounts receivable. The Company evaluates the credit risk of its customers utilizing historical data and estimates of future performance. Bad debts are written off as incurred. During the years ended December 31, 2017 and 2016, the bad debts incurred were $Nil and $Nil respectively.

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

During the years ended December 31, 2017 and 2016, the provision of doubtful debts were $865,942 and $Nil respectively.

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

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. BASIS OF PRESENTATION AND Summary of significant accounting policies (continued)

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

The Company performed an annual impairment test as of the end of fiscal year 2017, and determined that an impairment loss in the amount of $nil were recorded in 2017.

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

During the reporting year, the Company performed the evaluation and impairment loss of $13,975 in 2017 was recorded.

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

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. BASIS OF PRESENTATION AND Summary of significant accounting policies (continued)

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

The total amounts for such employee benefits which were expensed were $15,136 and $17,804 for the year ended December 31, 2017 and 2016 respectively.

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

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. BASIS OF PRESENTATION AND Summary of significant accounting policies (continued)

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

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. BASIS OF PRESENTATION AND Summary of significant accounting policies (continued)

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

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. BASIS OF PRESENTATION AND Summary of significant accounting policies (continued)

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

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. GOING CONCERN

As of December 31, 2017 and 2016, the Company has an accumulated deficit of $4,883,120 and $3,199,950 respectively, and its current liabilities exceed its current assets resulting in negative working capital of $9,029,045 and $7,333,603 respectively. In view of the matters described above, recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company’s ability to raise additional financing and to succeed in its future operations. The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors and/or stockholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4. OTHER RECEIVABLES

Other receivables consisted of the following:

	Dec 31, 2017	Dec 31, 2016

Deposits	$108,930	$101,124
Prepaid expenses	82	3,992
Advance to employee	43,013	1,033

Less: Allowance for doubtful debts	(105,967)	-

Total	$46,058	$106,149

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	Dec 31, 2017	Dec 31, 2016

Buildings	$3,020,685	$2,877,610
Machinery & equipment	573,427	545,864
Office equipment	68,495	65,175
Motor vehicles	100,775	143,273

Total property, plant and equipment	3,763,382	3,631,922
Less: accumulated depreciation and impairment charges	(750,221)	(514,473)

Total property, plant and equipment, net	$3,013,161	$3,117,449

The depreciation expenses for the year ended December 31, 2017 and 2016 were $240,526 and $250,251 respectively.

NOTE 6. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	Dec 31, 2017	Dec 31, 2016

Land use rights	$1,205,819	$1,158,222
Software system	1,326	1,263
Less – accumulated amortization	(333,647)	(294,504)

Total intangible assets, net	$883,488	$864,981

The amortization expenses of land use rights and software systems for the year ended December 31, 2017 and 2016 were $24,000 and $24,684 respectively.

Future amortization of land use rights and software systems is as follows:

Years ending December 31,	Amount
2018	$24,000
2019	24,000
2020	24,000
2021	24,000
2022	24,000
Thereafter	763,488

Total	$883,488

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. INVENTORIES

Inventories consisted of the following:

	December 31, 2017	December 31, 2016

Raw material	$110,841	$87,862
Work in progress	7,044	-
Finished goods	139,988	144,114
Goods on consignment	20,213	-

Inventories, net	$278,086	$231,976

NOTE 8. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Sales:

Customer	As at December 31, 2017		As at December 31, 2016
A	$33,022	24%	$820,900	64%
B	32,255	24%	74,128	6%
C	26,632	20%	70,875	6%
D	14,914	11%	-	-%
E	13,316	10%	-	-%
Total	$120,139	89%	$965,903	76%

Purchases:

Supplier	As at December 31, 2017		As at December 31, 2016
AA	$41,882	49%	$222,269	56%
BB	17,549	21%	80,284	20%
CC	11,849	14%	59,900	15%
DD	5,203	6%	9,529	2%
EE	2,444	3%	7,123	2%
Total	$78,927	93%	$379,105	95%

NOTE 9. OTHER PAYABLES

Other payables consisted of the following:

	December 31, 2017	December 31, 2016

Raw material	$5,826	$162,153
Miscellaneous	41,450	21,059

Total other payables	$47,276	$183,212

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. LOSS PER SHARE

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

The following table sets forth the computation of basic and diluted net income per common share:

Year ended December 31,	2017	2016

Net loss attributable to ordinary shareholders for computing basic net loss per ordinary share	$(1,683,170)	$(1,049,897)
Weighted-average shares of common stock outstanding in computing net loss per common stock
Basic	138,972,219	100,000,000
Diluted	138,972,219	100,000,000
Basic loss per share of common stock	(1.21) cents	(1.05)cents
Diluted loss per share	(1.21) cents	(1.05)cents

NOTE 11. AMOUNT DUE FROM / TO RELATED PARTIES

The details for amount due from / to related parties were as follows:

Amount as at	December 31, 2017	December 31, 2016

Amount due from related parties:
Well Supreme Limited (c)	$-	$207,825
China Mineral Resources Holdings Limited (a) (c)	-	9,141
Shanxi Lukun Mining Technology Co., Ltd (a)	-	1,119,750
Isparta Holdings Limited (a) (b) (c)	-	477,417
	$-	$1,814,133

Amount as at	December 31, 2017	December 31, 2016

Amount due to related parties:
Shanxi Chengkai Mining Technology Co., Ltd (a)	$-	$1,234,520
Hong Kong Prolific Mineral Technologies Ltd (a)	-	1,518,078
Pilot Sunshine Limited (a) (c)	-	5,157
Able High Holdings Limited (a) (b) (c)	-	2,780,449
Hong Kong Prolific Eco-Technology Limited (a)	-	55,398
Holmsun Capital Limited (a) (b)	5,300,859	393,150
Hui & Lam Solicitors LLP (c)	-	21,380
Maycrown Capital Limited (a) (b)	-	399,401
View Strong Limited (a) (b) (c)	-	11,603
	$5,300,859	$6,419,136

(a)	Common director, LEUNG Kwong Tak of operating subsidiary Lutu International Biotechnology Limited
(b)	Common shareholder, LEUNG Kwong Tak of operating subsidiary Lutu International Biotechnology Limited
(c)	Common director LAM Ching Wan of the Company

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. INCOME TAXES

The Company and its subsidiaries have no operation in United States, Cayman Islands and British Virgin Islands, and are not subject to any domestic income tax. Therefore, no domestic income tax of United States, Cayman Islands and British Virgin Islands are paid in the years ended December 31, 2017 and year ended December 31, 2016.

Hong Kong Prolific Mineral Resources Holdings Limited was incorporated in Hong Kong and is subjected to Hong Kong profits tax rate of 16.5% for the years ended December 31, 2017 and 2016. Income tax (reversal) expense amounted to $Nil for the years ended December 31, 2017 and year ended December 31, 2016.

A reconciliation of the provision for income taxes with amounts determined by applying the Hong Kong profit rate of 16.5% to income before income taxes is as follows:

	December 31, 2017	December 31, 2016

Profit (Loss) before income tax	$(333,619)	$(453,066)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable loss	$(333,619)	$(453,066)
Hong Kong Profits Tax rate	16.5%	16.5%
Current tax credit	$55,047	$74,756
Less: Valuation allowance	(55,047)	(74,756)
	$-	$-

No deferred tax has been provided as there are no material temporary differences arising during the years ended December 31, 2017 and 2016.

Shanxi Green Biotechnology Industry Company Limited and Shenzhen Qianhai Lutu Supply Chain Management Company Limited were incorporated in the PRC and are subjected to income taxes under the current laws of the PRC. The EIT rate of PRC was 25% for the years ended December 31, 2017 and 2016.

Profit (loss) before income tax of $(1,272,919) and $(484,914) for the years ended December 31, 2017 and 2016, respectively, were attributed to operations in China. The income tax expenses consisted of the following:

	December 31, 2017	December 31, 2016

Profit (Loss) before income tax	$(1,272,919)	$(484,914)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable loss	$(1,272,919)	$(484,914)
China Enterprise Income Tax rate	25.0%	25.0%
Current tax credit	$318,230	$121,229
Less: Valuation allowance	(318,230)	(121,229)
	$-	$-

No deferred tax has been provided as there are no material temporary differences arising during the years ended December 31, 2017 and 2016.

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. SEGMENT INFORMATION

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

In the year ended December 31, 2017 and 2016, the Company is regarded as a single operating segment, being engaged in the manufacturing of bio-fertilizer. This principal activity and geographical market are substantially based in China, accordingly, no operating or geographical segment information are presented.

NOTE 14. COMPREHENSIVE INCOME

Total comprehensive income includes, in addition to net income, changes in equity that are excluded from the consolidated statements of income and are recorded directly into a separate section of shareholders’ equity on the consolidated balance sheets. Comprehensive income and its components consist of the following:

Year Ended December 31	2017	2016

Net loss	$(1,683,170)	$(1,049,897)
Other comprehensive income, net of tax
Foreign currency translation adjustment	86,565	(122,997)

Comprehensive loss	$(1,596,605)	$(1,172,894)

NOTE 15. COMMITMENTS AND CONTINGENCIES

Operating Leases

Certain of our real properties are operated under lease agreements. Rental expense under operating leases was as follows:

	December 31, 2017	December 31, 2016

Rent expense	$17,986	$17,890

Total rent expense, net	$17,986	$17,890

Annual minimum payments under operating leases are as follows:

Years Ended December 31,	Minimum Lease Payment

2018	$17,577
2019	9,521

Total	$27,098

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. RELATED PARTY TRANSACTIONS

The Board must approve all related party transactions. All material related party transactions will be made or entered into on terms that are no less favorable to the Company than can be obtained from unaffiliated third parties.

The following table lists the transaction with related party in 2017 and 2016:

	December 31, 2017	December 31, 2016

Consultancy fee paid to KM International Property Consultants Limited	$62,115	$-

Consultancy fee, net	$62,115	$-

Mr. Ma Wai Kin, Chief Operation Officer and Director of the Company, has a 100% ownership interest in KM International Property Consultants Limited (“KM”). The main transaction between the Company and KM is the consulting service regarding the marketing activities of GVBT provided by KM.

NOTE 17. LEGAL PROCEEDINGS

Civil case with Mr. Yao Gui Mu

Yao Gui Mu (“the Plaintiff”), former operation manager of the subsidiary in Shanxi, Shanxi Green Biotechnology Industry Company Limited (“the Shanxi Subsidiary”), brought a lawsuit against the Shanxi Subsidiary, in the District People’s Court of Jin Zhong City, Yu Ci District. The subject dispute of the lawsuit concerns an unsettled current account balance of $133,108 (RMB900,000) which was claimed to be a loan advanced to the Company by the Plaintiff. Together with the subject dispute, the Plaintiff also claimed the relevant interest was RMB513,100 calculated from November 6, 2012 to August 15, 2017 with 1% monthly interest rate. The Company’s PRC lawyer had submitted a Statement of Defense on November 23, 2017 to The District People’s Court of Yuci District, Jin Zhong City (“the Court”). A court hearing was held on December 5, 2017. Upon the request by the Court, Shanxi Subsidiary provided supplemental evidence to the Court on 16 January 2018. Shanxi Subsidiary is awaiting notice for a second hearing from the Court.

For the relevant interest of RMB513,100 claimed by the Plaintiff, there is no evidence showing that it is more likely not that the Company will be liable for the said interest. Hence, no provision was made as at December 31, 2017.

Criminal investigation regarding a potential fraud with one of its former customers

Management of the Company suspects that there was a potential fraud committed in the sales made to one of its previous customers. Management reported to the local police of Yuci District, Jinzhong City, Shanxi Province, China about the said potential fraud. The Bureau of Public Security of Yuci District officially undertook the case and initiated investigation procedures on 11 September 2017. Management has been informed that the case is currently under criminal investigation by relevant authorities. As the receivable amount regarding the sales to aforementioned customer was long outstanding and it is uncertain that the amount can be settled, the Company has made a provision of doubtful debt regarding the amount receivables of $710,454 (RMB4,703,640) as at December 31, 2017.

Criminal investigation against one of GVBT’s former employee

Management of the Company suspects that one of its former senior staff may have committed the offence of “unlawfully taking possession of company property through taking advantage of his position” under his employment with the Company. Management reported to the local police of Yuci District, Jinzhong City, Shanxi Province, China about the said potential fraud on 10 October, 2017. The Bureau of Public Security of Yuci District officially undertook its case and initiated investigation procedures on 28 January 2018. Management has been informed that the case is currently under criminal investigation by relevant authorities in China.

NOTE 18. SUBSEQUENT EVENT

Management has evaluated all activities and concluded that there was no other subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

We are an emerging growth company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

SCHEDULE III

QUARTERLY INFORMATION (UNAUDITED)

We are an emerging gowth company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

