Form 10-Q
period 2018-03-31
GREEN VISION BIOTECHNOLOGY CORP.
filed 2018-05-22
CIK 1571804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from________________ to ___________________

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

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the most practicable date: As of March 31, 2018, there were 160,790,000 shares of Common Stock of the issuer outstanding.

PART I. FINANCIAL INFORMATION

ITEM: 1 FINANCIAL STATEMENTS

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Note	March 31, 2018	December 31, 2017
		(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents		$19,913	$38,931
Accounts receivable, net of allowance for doubtful accounts		51,308	16,139
Inventories, net	7	282,782	278,086
Advance to suppliers		51,575	48,905
Other receivables	4	33,647	46,058
Total current assets		439,225	428,119

Property, plant equipment, net	5	3,114,941	3,013,161
Construction in progress		1,493	-
Intangible assets	6	924,898	883,488
Long term lease prepayment		20,889	19,962
Restricted cash		21,483	20,362
Total non-current assets		4,083,704	3,936,973
TOTAL ASSETS		$4,522,929	$4,365,092

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable		$31,500	$31,363
Advances from customer		11,814	15
Accrued expenses		116,117	151,615
Accrued payroll		27,365	19,817
Other payables	9	75,332	47,276
Other tax payables		131	10,316
Amount due to related parties	11	5,359,345	5,300,859
Amount due to shareholder		4,176,827	3,895,903
Total current liabilities		9,798,431	9,457,164
TOTAL LIABILITIES		$9,798,431	$9,457,164

Stockholders’ equity
Common stock, $0.001 par value per share, authorized 750,000,000 and 750,000,000 shares, issued and outstanding 160,790,000 shares at March 31, 2018, and December 31, 2017 respectively		160,790	160,790
Additional paid-in capital		(282,209)	(282,209)
Accumulated other comprehensive loss		(37,650)	(87,533)
Accumulated deficit		(5,116,433)	(4,883,120)
TOTAL STOCKHOLDERS’ DEFICIT		(5,275,502)	(5,092,072)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$4,522,929	$4,365,092

See accompanying notes to unaudited consolidated financial statements

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Note	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
		$	$
Revenue, net		$52,917	$62,909
Cost of Sales		37,255	38,566

Gross profit		$15,662	$24,343

Operating expenses
Selling expenses		(3,898)	(7,882)
General and administrative expenses		(243,371)	(209,480)

(Loss)/income from operations		$(231,607)	$(193,019)

Non-operating income (expense)
Interest income		26	-
Interest expense		(1,856)	(1,083)
Other income		124	392
Other expense		-	(3,254)

(Loss)/income before income taxes		$(233,313)	$(196,964)

Income tax	12	-	-

Net (loss)/income		$(233,313)	$(196,964)

Non-controlling interest		-	-
Net (loss)/income attributable to the Company		$(233,313)	$(196,964)

Foreign currency translation adjustment		49,883	24,983

Comprehensive loss	14	$(183,430)	$(171,981)

Basic earnings per share of common stock	10	$(0.15cents )	$(0.20cents )
Diluted earnings per share	10	$(0.15cents )	$(0.20cents )

Weighted average number of common shares outstanding – basic and diluted		160,790,000	100,000,000

See accompanying notes to unaudited consolidated financial statements

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’DEFICIT AND COMPREHENSIVE INCOME

	Number of common shares outstanding	Amount	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficits	Total stockholders’ equity/ (deficit)

Balance, January 1, 2017	100,000,000	$100,000	(57,120)	(174,098)	(3,199,950)	$(3,331,168)
Reverse merge recapitalization	60,790,000	60,790	(225,089)	-	-	(164,299)
Net loss	-	-	-	-	(1,683,170)	(1,683,170)
Foreign currency translation adjustment	-	-	-	86,565	-	86,565

Balance, December 31, 2017	160,790,000	$160,790	(282,209)	(87,533)	(4,883,120)	$(5,092,072)

Balance, December 31, 2017	160,790,000	$160,790	(282,209)	(87,533)	(4,883,120)	$(5,092,072)
Net loss	-	-	-	-	(233,313)	(233,313)
Foreign currency translation adjustment	-	-	-	49,883	-	49,883

Balance, March 31, 2018	160,790,000	$160,790	(282,209)	(37,650)	(5,116,433)	$(5,275,502)

See accompanying notes to unaudited consolidated financial statements

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended March 31,
	2018	2017
Cash flows used in operating activities:
Net (loss) income	$(233,313)	$(196,964)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	61,167	59,652
Amortization of intangible assets	6,331	5,971
Allowance for doubtful accounts	-	-
Long term lease prepayment	152	578
Changes in assets and liabilities:
Accounts receivable	(33,882)	14,229
Inventories	10,230	(36,885)
Advances to suppliers	(22)	10,081
Other receivables	13,843	(1,581)
Amount due from related parties	-	380,232
Restricted cash	(18)	-
Accounts payable	(1,541)	(7,513)
Advances from customer	11,656	(11,642)
Other payables	26,664	5,331
Other tax payables	(10,613)	(25,339)
Accrued payroll	6,397	(1,082)
Accrued expenses	(34,942)	(12,134)
Amount due to related parties	55,215	(291,778)
Net cash provided by (used for) operating activities	(122,676)	(108,844)
Cash flows used for investing activities:
Purchases of property, plant and equipment	(637)	(135)
Construction in progress	(1,475)	-
Net cash used for investing activities	(2,112)	(135)
Cash flows provided by (used for) financing activities:
Amounts due to shareholder	104,692	(221,874)
Net cash provided by (used for) financing activities	104,692	(221,874)

Net increase (decrease) in cash	(20,096)	(330,853)
Effect of foreign currency translation	1,078	624
Cash – beginning of period	38,931	518,849
Cash – end of period	$19,913	$188,620
Supplemental disclosures of cash flow information:
Interest paid	$1,856	$1,083
Income taxes	$-	$-

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

Following the closing of the Investment Transaction, GVBT carries on the business of the Lutu Group. The Lutu Group, with its operation primarily located in the Shanxi Province of China, is engaged in the biotechnology industry, in particular, the production and distribution of bio-fertilizers. Revenues of the Lutu Group are currently generated from China.

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

Accounting Treatment

The Investment Transaction is being accounted for as a reverse-merger and recapitalization. For financial reporting purposes, Lutu International is the acquirer and GVBT is the acquired company. After completion of the transaction, the assets, liabilities, operations results and cash flow of GVBT that will be reflected in the historical consolidated financial statements prior to the Investment Transaction will be those of Lutu International and its subsidiaries and will be recorded at the historical cost basis of Lutu International and its subsidiaries. Number of shares deemed to be outstanding for the period from January 1, 2017 to the acquisition date will be reflected in the balance of the common stock and paid in capital. The Company changed its fiscal year ended from January 31 to December 31.

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

Below is a table with foreign exchange rates used for translation:

For the three months and year ended, (Average Rate)	Mar. 31, 2018		Dec 31, 2017		Mar. 31, 2017
Chinese Renminbi (RMB)	RMB	6.35819	RMB	6.76141	RMB	6.86288
United States dollar ($)		$1.00000		$1.00000		$1.00000

As of (Closing Rate)	Mar. 31, 2018		Dec 31, 2017		Mar. 31, 2017
Chinese Renminbi (RMB)	RMB	6.28068	RMB	6.62061	RMB	6.88280
United States dollar ($)		$1.00000		$1.00000		$1.00000

For the three months and year ended, (Average Rate)	Mar. 31, 2018		Dec 31, 2017		Mar. 31, 2017
Hong Kong (HKD)	RMB	7.82750	RMB	7.79197	RMB	7.76145
United States dollar ($)		$1.00000		$1.00000		$1.00000

As of (Closing Rate)	Mar. 31, 2018		Dec 31, 2017		Mar. 31, 2017
Hong Kong (HKD)	RMB	7.84906	RMB	7.80715	RMB	7.77000
United States dollar ($)		$1.00000		$1.00000		$1.00000

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

During the three months ended March 31, 2018 and 2017, the provision of sales return were $ Nil respectively.

Cost of Goods Sold

Cost of goods sold includes the cost of materials, labor, and relevant manufacturing expenses.

Selling Expenses

Selling expenses include packaging and shipping costs, as well as advertising and certain expenses associated with operating the Company’s corporate headquarters.

Advertising Costs

The Company expensed all advertising costs as incurred. Advertising expense, net of reimbursement from suppliers, amounted to $Nil and $1,064 for the three months ended March 31, 2018 and 2017 respectively. Advertising expense is included in selling expense and general and administrative expenses in the accompanying consolidated statements of income.

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

The Company did not have a lease that met the criteria of a capital lease. Leases that do not qualify as a capital lease are classified as an operating lease. Operating lease rental expenses included in selling, general and administrative expenses for the three months ended March 31, 2018 and 2017 were $5,083 and $4,328 respectively.

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

Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectability of outstanding accounts receivable. The Company evaluates the credit risk of its customers utilizing historical data and estimates of future performance. Bad debts are written off as incurred. During the quarter ended March 31, 2018 and year ended December 31, 2017, the bad debts incurred were $Nil and $Nil respectively.

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

During the quarter ended March 31, 2018 and year ended December 31, 2017, the provision of doubtful debts were $Nil and $865,942 respectively.

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

The Company performed an annual impairment test as of the fiscal year ended December 31, 2017, and a quarter review as of the period ended March 31, 2018, and determined that the impairment loss in the amount of $nil and $nil were recorded respectively.

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

The total amounts for such employee benefits which were expensed were $5,682 and $687 for the three months ended March 31, 2018 and 2017 respectively.

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

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Guidance

FASB Simplifies Adoption of New Leases Standard for Certain Land Easements. The FASB has issued Accounting Standards Update (ASU) No. 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, which clarifies the application of the new leases guidance to land easements and eases adoption efforts for some land easements.

ASU 2018-01 is expected to reduce the cost of adopting the new leases standard for certain land easements. It is also an attempt to help ensure that companies can make a successful transition to the standard without compromising the quality of information provided to investors about these transactions.

Land easements (also commonly referred to as rights of way) represent the right to use, access, or cross another entity’s land for a specified purpose. Land easements are used by utility and telecommunications companies, for example, when they need to take a small strip of land, or easement, to bury wires. Not all companies have historically accounted for them as leases.

Stakeholders pointed out that the requirement to evaluate all old and existing land easements, sometimes numbering in the tens of thousands, to determine if they meet the definition of a lease under the new standard could be very costly. They also noted there would be limited benefit to applying this requirement, as many of their land easements would not meet the definition of a lease, or even if they met that definition, many of their easements are prepaid and, therefore, already are recognized on the balance sheet.

The land easements ASU addresses this by:

•	Providing an optional transition practical expedient that, if elected, would not require an organization to reconsider their accounting for existing land easements that are not currently accounted for under the old leases standard; and

•	Clarifying that new or modified land easements should be evaluated under the new leases standard, once an entity has adopted the new standard.

The FASB issued an Accounting Standards Update (ASU) that helps organizations address certain stranded income tax effects in accumulated other comprehensive income (AOCI) resulting from the Tax Cuts and Jobs Act.

ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, provides financial statement preparers with an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded.

The ASU requires financial statement preparers to disclose:

•	A description of the accounting policy for releasing income tax effects from AOCI;

•	Whether they elect to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act; and

•	Information about the other income tax effects that are reclassified.

The amendments affect any organization that is required to apply the provisions of Topic 220, Income Statement—Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP.

The amendments are effective for all organizations for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Organizations should apply the proposed amendments either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized.

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Guidance (continued)

FASB Issues Corrections and Improvements to Financial Instruments. The FASB has issued Accounting Standards Update (ASU) No. 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, that clarifies the guidance in ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10), as follows:

•	Issue 1: Equity Securities without a Readily Determinable Fair Value— Discontinuation. The amendment clarifies that an entity measuring an equity security using the measurement alternative may change its measurement approach to a fair value method in accordance with Topic 820, Fair Value Measurement, through an irrevocable election that would apply to that security and all identical or similar investments of the same issuer. Once an entity makes this election, the entity should measure all future purchases of identical or similar investments of the same issuer using a fair value method in accordance with Topic 820.

•	Issue 2: Equity Securities without a Readily Determinable Fair Value— Adjustments. The amendment clarifies that the adjustments made under the measurement alternative are intended to reflect the fair value of the security as of the date that the observable transaction for a similar security took place.

•	Issue 3: Forward Contracts and Purchased Options. The amendment clarifies that remeasuring the entire value of forward contracts and purchased options is required when observable transactions occur on the underlying equity securities.

•	Issue 4: Presentation Requirements for Certain Fair Value Option Liabilities. The amendment clarifies that when the fair value option is elected for a financial liability, the guidance in paragraph 825-10- 45-5 should be applied, regardless of whether the fair value option was elected under either Subtopic 815-15,Derivatives and Hedging— Embedded Derivatives, or 825-10,Financial Instruments— Overall.

•	Issue 5: Fair Value Option Liabilities Denominated in a Foreign Currency. The amendments clarify that for financial liabilities for which the fair value option is elected, the amount of change in fair value that relates to the instrument-specific credit risk should first be measured in the currency of denomination when presented separately from the total change in fair value of the financial liability. Then, both components of the change in the fair value of the liability should be remeasured into the functional currency of the reporting entity using end-of-period spot rates.

•	Issue 6: Transition Guidance for Equity Securities without a Readily Determinable Fair Value. The amendment clarifies that the prospective transition approach for equity securities without a readily determinable fair value in the amendments in ASU No. 2016-01 is meant only for instances in which the measurement alternative is applied. An insurance entity subject to the guidance in Topic 944, Financial Services— Insurance, should apply a prospective transition method when applying the amendments related to equity securities without readily determinable fair values. An insurance entity should apply the selected prospective transition method consistently to the entity’s entire population of equity securities for which the measurement alternative is elected.

For public business entities, ASU 2018-03 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. Public business entities with fiscal years beginning between December 15, 2017, and June 15, 2018, are not required to adopt ASU 2018-03 until the interim period beginning after June 15, 2018, and public business entities with fiscal years beginning between June 15, 2018, and December 15, 2018, are not required to adopt these amendments before adopting the amendments in ASU 2016-01. For all other entities, the effective date is the same as the effective date in ASU 2016-01.

All entities may early adopt ASU 2018-03 for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, as long as they have adopted ASU 2016-01.

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Guidance (continued)

FASB Adds SEC Guidance to the Codification on the Tax Cuts and Jobs Act. The FASB has issued Accounting Standards Update (ASU) No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. ASU 2018-05 amends certain SEC material in Topic 740 for the income tax accounting implications of the recently issued Tax Cuts and Jobs Act (Act).

ASU 2018-05 adds the following guidance, among other things, to the FASB Accounting Standards Codification™ regarding the Act:

•	Question 1:If the accounting for certain income tax effects of the Act is not completed by the time a company issues its financial statements that include the reporting period in which the Act was enacted, what amounts should a company include in its financial statements for those income tax effects for which the accounting under Topic 740 is incomplete?

•	Answer 1:In a company’s financial statements that include the reporting period in which the Act was enacted, a company must first reflect the income tax effects of the Act in which the accounting under Topic 740 is complete. These completed amounts would not be provisional amounts. The company would then also report provisional amounts for those specific income tax effects of the Act for which the accounting under Topic 740 will be incomplete but a reasonable estimate can be determined. For any specific income tax effects of the Act for which a reasonable estimate cannot be determined, the company would not report provisional amounts and would continue to apply Topic 740 based on the provisions of the tax laws that were in effect immediately prior to the Act being enacted. For those income tax effects for which a company was not able to determine a reasonable estimate (such that no related provisional amount was reported for the reporting period in which the Act was enacted), the company would report provisional amounts in the first reporting period in which a reasonable estimate can be determined.

•	Question 2: If an entity accounts for certain income tax effects of the Act under a measurement period approach, what disclosures should be provided?

•	Answer 2:The staff believes an entity should include financial statement disclosures to provide information about the material financial reporting impacts of the Act for which the accounting under Topic 740 is incomplete, including:

a)	Qualitative disclosures of the income tax effects of the Act for which the accounting is incomplete;

b)	Disclosures of items reported as provisional amounts;

c)	Disclosures of existing current or deferred tax amounts for which the income tax effects of the Act have not been completed;

d)	The reason why the initial accounting is incomplete;

e)	The additional information that is needed to be obtained, prepared, or analyzed in order to complete the accounting requirements under Topic 740;

f)	The nature and amount of any measurement period adjustments recognized during the reporting period;

g)	The effect of measurement period adjustments on the effective tax rate; and

h)	When the accounting for the income tax effects of the Act has been completed.

ASU 2018-05 is effective upon inclusion in the FASB Codification.

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. GOING CONCERN

As of March 31, 2018 and December 31, 2017, the Company has an accumulated deficit of $5,116,433 and $4,883,120 respectively, and its current liabilities exceed its current assets resulting in negative working capital of $9,359,206 and $9,029,045 respectively. In view of the matters described above, recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company’s ability to raise additional financing and to succeed in its future operations. The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors and/or stockholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4. OTHER RECEIVABLES

Other receivables consisted of the following:

	March 31, 2018	December 31, 2017
	(unaudited)	(audited)
Deposits	$115,451	$108,930
Prepaid expenses	1,529	82
Advance to employee	28,368	43,013

Less: Allowance for doubtful debts	(111,701)	(105,967)

Total	$33,647	$46,058

NOTE 5. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	March 31, 2018	December 31, 2017
	(unaudited)	(audited)
Buildings	$3,184,177	$3,020,685
Machinery & equipment	604,463	573,427
Office equipment	72,781	68,495
Motor vehicles	106,230	100,775

Total property, plant and equipment	3,967,651	3,763,382
Less: accumulated depreciation and impairment charges	(852,710)	(750,221)

Total property, plant and equipment, net	$3,114,941	$3,013,161

The depreciation expenses for the three months ended March 31, 2018 and 2017 were $61,167 and $59,651 respectively.

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31, 2018	December 31, 2017
	(unaudited)	(audited)
Land use rights	$1,281,614	$1,205,819
Software system	1,398	1,326
Less – accumulated amortization	(358,114)	(333,647)

Total intangible assets, net	$924,898	$883,488

The amortization expenses of land use rights and software systems for the three months ended March 31, 2018 and 2017 were $6,331 and $5,971 respectively.

Future amortization of land use rights and software systems is as follows:

Years ending December 31,	Amount
2018	$19,224
2019	25,632
2020	25,632
2021	25,632
2022	25,632
Thereafter	803,146

Total	$924,898

NOTE 7. INVENTORIES

Inventories consisted of the following:

	March 31, 2018	December 31, 2017
	(unaudited)	(audited)
Raw material	$112,210	$110,841
Work in progress	-	7,044
Finished goods	135,847	139,988
Goods on consignment	34,725	20,213

Inventories, net	$282,782	$278,086

NOTE 8. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Sales:

Customer	As at March 31, 2018		As at December 31, 2017
A	$22,628	43%	$33,022	24%
B	21,707	41%	32,255	24%
C	-	-%	26,632	20%
D	-	-%	14,914	11%
E	-	-%	13,316	10%
Total	$44,335	84%	$120,139	89%

Purchases:

Supplier	As at March31, 2018		As at December 31, 2017
AA	$4,640	50%	$41,882	49%
BB	3,498	38%	17,549	21%
CC	725	8%	11,849	14%
DD	441	4%	5,203	6%
EE	-	-%	2,444	3%
Total	$9,304	100%	$78,927	93%

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. OTHER PAYABLES

Other payables consisted of the following:

	March 31, 2018	December 31, 2017
	(unaudited)	(audited)
Payables to employees	$33,299	$5,826
Miscellaneous	42,033	41,450

Total other payables	$75,332	$47,276

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

The following table sets forth the computation of basic and diluted net income per common share:

Period ended March 31,	March 31, 2018	March 31, 2017
	(unaudited)	(unaudited)
Net loss attributable to ordinary shareholders for computing basic net loss per ordinary share	$(233,313)	$(196,964)
Weighted-average shares of common stock outstanding in computing net loss per common stock
Basic	160,790,000	100,000,000
Diluted	160,790,000	100,000,000
Basic loss per share of common stock	(0.15)cents	(0.20)cents
Diluted loss per share	(0.15)cents	(0.20)cents

NOTE 11. AMOUNT DUE FROM / TO RELATED PARTIES

The details for amount due to related parties were as follows:

Amount as at	March 31, 2018	December 31, 2017
	(unaudited)	(audited)
Holmsun Capital Limited (a) (b)	5,359,345	5,300,859
	$5,359,345	$5,300,859

(a)	Common director, LEUNG Kwong Tak of operating subsidiary Lutu International Biotechnology Limited
(b)	Common shareholder, LEUNG Kwong Tak of operating subsidiary Lutu International Biotechnology Limited

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. INCOME TAXES

The Company and its subsidiaries have no operation in United States, Cayman Islands and British Virgin Islands, and are not subject to any domestic income tax. Therefore, no domestic income tax of United States, Cayman Islands and British Virgin Islands are paid in the quarter ended March 31, 2018 and year ended December 31, 2017.

Hong Kong Prolific Mineral Resources Holdings Limited was incorporated in Hong Kong and is subjected to Hong Kong profits tax rate of 16.5% for the three months ended March 31, 2018 and 2017. Income tax (reversal) expense amounted to $Nil for the quarter ended March 31, 2018 and year ended December 31, 2017.

A reconciliation of the provision for income taxes with amounts determined by applying the Hong Kong profit rate of 16.5% to income before income taxes is as follows:

	March 31, 2018	December 31, 2017
	(unaudited)	(audited)
Profit (Loss) before income tax	$(90,457)	$(333,619)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable loss	$(90,457)	$(333,619)
Hong Kong Profits Tax rate	16.5%	16.5%
Current tax credit	$14,925	$55,047
Less: Valuation allowance	(14,925)	(55,047)
	$-	$-

No deferred tax has been provided as there are no material temporary differences arising during the quarter ended March 31, 2018 and year ended December 31, 2017.

Shanxi Green Biotechnology Industry Company Limited and Shenzhen Qianhai Lutu Supply Chain Management Company Limited were incorporated in the PRC and are subjected to income taxes under the current laws of the PRC. The EIT rate of PRC was 25% for the quarter ended March 31, 2018 and year ended December 31, 2017.

Profit (loss) before income tax of $(142,857) and $(1,272,919) for the quarter ended March 31, 2018 and year ended December 31, 2017 respectively, were attributed to operations in China. The income tax expenses consisted of the following:

	March 31, 2018	December 31, 2017
	(unaudited)	(audited)
Profit (Loss) before income tax	$(142,857)	$(1,272,919)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable loss	$(142,857)	$(1,272,919)
China Enterprise Income Tax rate	25%	25.0%
Current tax credit	$35,714	$318,230
Less: Valuation allowance	(35,714)	(318,230)
	$-	$-

No deferred tax has been provided as there are no material temporary differences arising during the quarter ended March 31, 2018 and year ended December 31, 2017.

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

In the quarter ended March 31, 2018 and year ended December 31, 2017, the Company is regarded as a single operating segment, being engaged in the manufacturing of bio-fertilizer. This principal activity and geographical market are substantially based in China, accordingly, no operating or geographical segment information are presented.

NOTE 14. COMPREHENSIVE INCOME

Total comprehensive income includes, in addition to net income, changes in equity that are excluded from the consolidated statements of income and are recorded directly into a separate section of shareholders’ equity on the consolidated balance sheets. Comprehensive income and its components consist of the following:

Period and Year Ended	March 31, 2018	December 31, 2017
	(unaudited)	(audited)
Net loss	$(233,313)	$(1,683,170)
Other comprehensive income, net of tax
Foreign currency translation adjustment	49,883	86,565

Comprehensive loss	$(183,430)	$(1,596,605)

NOTE 15. COMMITMENTS AND CONTINGENCIES

Operating Leases

Certain of our real properties are operated under lease agreements. Rental expense under operating leases was as follows:

	March 31, 2018	December 31, 2017
	(unaudited)	(audited)
Rent expense	$5,083	$17,986

Total rent expense, net	$5,083	$17,986

Annual minimum payments under operating leases are as follows:

Years Ended December 31,	Minimum Lease Payment

2018	14,015
2019	10,122

Total	$24,137

 GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. RELATED PARTY TRANSACTIONS

The Board must approve all related party transactions. All material related party transactions will be made or entered into on terms that are no less favorable to the Company than can be obtained from unaffiliated third parties.

The following table listed the transaction with related party for the quarter ended March 31, 2018 and 2017:

	March 31, 2018	Dec 31, 2017
Consultancy fee paid to KM International Property Consultants Limited	$12,649	$62,115

Consultancy fee, net	$12,649	$62,115

Mr. Ma Wai Kin, Chief Operation Officer and Director of the Company, has a 100% ownership interest in KM International Property Consultants Limited (“KM”). The main transaction between the Company and KM is the consulting service regarding the marketing activities of GVBT provided by KM.

NOTE 17. LEGAL PROCEEDINGS

Civil case with Mr. Yao Gui Mu

Yao Gui Mu (“the Plaintiff”), former operation manager of the subsidiary in Shanxi, Shanxi Green Biotechnology Industry Company Limited (“the Shanxi Subsidiary”), brought a lawsuit against the Shanxi Subsidiary, in the District People’s Court of Jin Zhong City, Yu Ci District. The subject dispute of the lawsuit concerns an unsettled current account balance of $141,550 (RMB900,000) which was claimed to be a loan advanced to the Company by the Plaintiff. Together with the subject dispute, the Plaintiff also claimed the relevant interest was RMB513,100 calculated from November 6, 2012 to August 15, 2017 with 1% monthly interest rate. The Company’s PRC lawyer had submitted a Statement of Defense on November 23, 2017 to The District People’s Court of Yuci District, Jin Zhong City (“the Court”). A court hearing was held on December 5, 2017. Upon the request by the Court, Shanxi Subsidiary provided supplemental evidence to the Court on January 16, 2018. Shanxi Subsidiary is awaiting notice for a second hearing from the Court.

For the relevant interest of RMB513,100 claimed by the Plaintiff, there is no evidence showing that it is more likely not that the Company will be liable for the said interest. Hence, no provision was made as at March 31, 2018.

Criminal investigation regarding a potential fraud with one of its former customers

Management of the Company suspects that there was a potential fraud committed in the sales made to one of its previous customers. Management reported to the local police of Yuci District, Jinzhong City, Shanxi Province, China about the said potential fraud. The Bureau of Public Security of Yuci District officially undertook the case and initiated investigation procedures on September 11, 2017. Management has been informed that the case is currently under criminal investigation by relevant authorities. As the receivable amount regarding the sales to aforementioned customer was long outstanding and it is uncertain that the amount can be settled, the Company has made a provision of doubtful debt regarding the amount receivables of $748,907 (RMB4,703,640) as at March 31, 2018.[THIS DOESN’T MATCH WHAT WAS STATED IN Note 2]

Criminal investigation against one of GVBT’s former employee

Management of the Company suspects that one of its former senior staff may have committed the offence of “unlawfully taking possession of company property through taking advantage of his position” under his employment with the Company. Management reported to the local police of Yuci District, Jinzhong City, Shanxi Province, China about the said potential fraud on October 10, 2017. The Bureau of Public Security of Yuci District officially undertook its case and initiated investigation procedures on 28 January 2018. Management has been informed that the case is currently under criminal investigation by relevant authorities in China.

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

Result of Operations for the Three months ended March 31, 2018 and 2017

Revenue was $52,917 for the three months ended March 31, 2018 (“Q1”), decreased by $9,992, or 15.9% from $62,909 for the three months ended March 31, 2017 (“Comparable Quarter”). The decrease in revenue during the Q1 as compared to the Comparable Quarter was due to the restrictions on our production capacity as a result of the enforcement on new environmental regulations over industrial production by coal-fired boilers by local authorities in Shanxi. In this quarter, our company has conducted various field trials in Guangxi, Heilongjiang, and Yunnan in order to promote our products.

Cost of sales was decreased by $1,311, or 3.4% from $38,566 in the Comparable Quarter to $37,255 in Q1. The decrease was due to the decrease in production corresponding to the decrease in the sales revenue. In terms of percentage of revenue, cost of sales was 70.4% in Q1 as compared to 61.3% in the Comparable Quarter. The decrease was due to the significant decrease in certain variable costs as the production level dropped.

Gross profit was decreased by $8,681, or 35.7% from $24,343 in the Comparable Quarter to $15,662 in Q1. The decrease reflected the correlation in reduction of revenue. In terms of percentage of revenue, the gross profit percentage was decreased to 29.6% for Q1 as compared to 38.7% for the Comparable Quarter. The decrease of gross profit was primarily due to the significant drop in the sales revenue.

Selling expenses were decreased by $3,984, or 50.5% from $7,882 for the Comparable Quarter to $3,898 in Q1. In terms of percentage of revenue, the rates were 7.4% in Q1 compared to 12.5% in the Comparable Quarter. The decrease is primarily due to the decrease of testing expenses and shipping and transportation expenses which were correlated to the decrease in sales.

General and administrative expenses were increased by $33,891, or 16.2% from $209,480 for the Comparable Quarter to $243,371 for Q1. The increase is primarily due to the audit fee and consultation fee in Q1.

The following is a summary of general and administrative expenses for the three months ended March 31, 2018, and 2017.

	March 31, 2018	March 31, 2017	Difference
	Unaudited	Unaudited
Consulting fees	$58,585	$33,097	$25,488
Salary and payroll expenses	54,832	53,158	1,674
Professional fees	7,909	-	7,909
Travel and entertainment	20,735	37,218	(16,483)
Research and Development	786	-	786
Provision for doubtful debts	-	-	-
Depreciation and amortization	55,428	54,871	557
Other	45,096	31,136	13,960
	$243,371	$209,480	$33,891

Consulting fees were increased by $25,488, or 77%, from $33,097 in Comparable Quarter to $58,585 in Q1, owing to the engagement of external consultants to improve the Company’s operating activities in the Comparable Quarter.

Our salary and payroll expenses were increased by $1,674, or 3.1%, to $54,832 in Q1, as compared to $53,158 in the Comparable Quarter. We anticipate that salary and payroll expenses will continue to rise in future periods as it becomes necessary to increase our staff in order to enhance our management quality for the listing requirement and to increase our production activities.

Professional fees were increased by $7,909, from $Nil in Comparable Quarter to $7,909 in Q1. The increase of professional fees was due to the engagement of more independent professionals such as international lawyers and accountants.

Travel and entertainment expenses were decreased by $16,483, or 44.3%, from $37,218 in Comparable Quarter to $20,735 in Q1. The decrease of travel and entertainment expenses was due to the reduction of project-based travelling activities.

Research and Development expenses were increased to $786 in Q1 from $Nil in Comparable Quarter.

Depreciation and amortization expenses were increased by $557, or 1.0%, from $54,871 in Comparable Quarter to $55,428 in Q1.

Other expenses include items such as office expenses, software related costs, telephone and a variety of other miscellaneous expenses. None of these expenses alone changed significantly, as the difference was $13,960, or 44.8% increase from $31,136 in Comparable Quarter to $45,096 in Q1.

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

Our loss from operations was increased by $38,588 or 20%, to negative $231,607 in Q1, from $193,019 in Comparable Quarter.

Non-operating income (expenses) was reduced by $2,239, or 56.8%, to negative $1,706 in Q1, from $3,945 in Comparable Quarter, of which mainly due to the decrease of other non-operating expenses in Q1.

The net loss attributed to the Company was expanded by $36,349, or 18.5% to negative $233,313 in Q1, as compared to negative $196, 964 in Comparable Quarter.

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

Working capital

At March 31, 2018, we had a working capital deficit of $9,359,206, as compared to a working capital deficit of $9,029,045 at December 31, 2017. Of the working capital deficit at March 31, 2018, $9,359,206 was amount due to related parties and shareholder. Excluding the amounts due to related parties and shareholder, we would have had a working capital surplus of $176,966 at March 31, 2018. As comparison, the working capital deficit at December 31, 2017, $9,029,045 was amount due to related parties and holding company. Excluding the amounts due to related parties and holding company, we would have had a working capital surplus of $167,717 at December 31, 2017. The amounts due to related parties and shareholder are unsecured, interest free and repayable on demand.

Operating activities

During the three months ended March 31, 2018, operating activities used cash of $122,676, and for the comparable three months ended March 31, 2017, operating activities used cash in operations of $108,844. The use of cash in operating activities for the three months ended March 31, 2018 was mainly derived from a net loss of $233,313 with a non-cash item of $67,498 ($61,167 plus $6,331) in depreciation and amortization; moreover, there was an increase in cash of $10,230 in inventories; an increase in cash of $13,843 in other receivables; an increase in cash of $26,664 in other payable and an increase in cash of $55,215 in amount due to related parties, which were offset by a decrease in cash of $33,882 in accounts receivable; a decrease in cash of 10,613 in tax payables; and a decrease in cash of $34,942 in accrued expenses. As comparison, the use of cash in operating activities for the comparable three months ended March 31, 2017 was mainly derived from a net loss of $196,964 with a non-cash item of $65,623 in depreciation and amortization; moreover, there was an increase in cash of $14,229 in account receivable; an increase in cash of $10,081 in advances to suppliers; a net increase in cash of $88,454($380,232 minus $291,778) in amount due to/from related parties ; which were offset by a decrease in cash of $36,885 in inventories; a decrease in cash of $11,642 in advances from customer; a decrease in cash of $25,339 in tax payables and a decrease in cash of $12,134 in accrued expenses.

Investing Activities

During the three months ended March 31, 2018, investing activities used $2,112 of cash; and for comparable three months ended March 31, 2017, investing activities used $135 of cash. The increase in use of cash was due to the spending in investment on purchases of property, plant and equipment, construction in progress and exchange difference between USD and CNY.

Financing Activities:

During the three months ended March 31, 2018, financing activities provided cash of $104,692; and for comparable three months ended March 31, 2017, financing activities used cash of $221,874. The change of cash used by financing activities was derived from the changes in the amounts due to our shareholder.

As at March 31, 2018, net cash and cash equivalents balance was $19,913 as compared to balance $188,620 as at December 31, 2017.

As of March 31, 2018, stockholder’s equity was negative $5,275,502, compared to a negative equity of $5,092,072 at December 31, 2017.

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

Since 2017, local government of Jinzhong City, Shanxi Province, China (where Shanxi Lutu and our production plant is located) has promulgated a new set of environmental regulations restricting the use of coal-fired boilers in factories. Since coal-powered generators were used in our production plant, our production activities in 2018 were restricted to a certain extent.

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

Going Concern

The independent auditors' report accompanying our December 31, 2017 audited financial statements filed in Form 10-K on April 17, 2018 contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3: QUANTITATIVE AND QUALITAIVE DISCLOSURE ABOUT MARKET RISK

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

An evaluation was conducted by an officer under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three months period ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Civil case with Mr. Yao Gui Mu

Yao Gui Mu (“the Plaintiff”), former operation manager of the subsidiary in Shanxi, Shanxi Green Biotechnology Industry Company Limited (“the Shanxi Subsidiary”), brought a lawsuit against the Shanxi Subsidiary, in the District People’s Court of Jin Zhong City, Yu Ci District. The subject dispute of the lawsuit concerns an unsettled current account balance of $141,550 (RMB900,000) which was claimed to be a loan advanced to the Company by the Plaintiff. Together with the subject dispute, the Plaintiff also claimed the relevant interest was RMB513,100 calculated from November 6, 2012 to August 15, 2017 with 1% monthly interest rate. The Company’s PRC lawyer had submitted a Statement of Defense on November 23, 2017 to The District People’s Court of Yuci District, Jin Zhong City (“the Court”). A court hearing was held on December 5, 2017. Upon the request by the Court, Shanxi Subsidiary provided supplemental evidence to the Court on 16 January 2018. Shanxi Subsidiary is awaiting notice for a second hearing from the Court.

For the relevant interest of RMB513,100 claimed by the Plaintiff, there is no evidence showing that it is more likely not that the Company will be liable for the said interest. Hence, no provision was made as at March 31, 2018.

Criminal investigation regarding a potential fraud with one of its former customers

Management of the Company suspects that there was a potential fraud committed in the sales made to one of its previous customers. Management reported to the local police of Yuci District, Jinzhong City, Shanxi Province, China about the said potential fraud. The Bureau of Public Security of Yuci District officially undertook the case and initiated investigation procedures on September 11, 2017. Management has been informed that the case is currently under criminal investigation by relevant authorities. As the receivable amount regarding the sales to aforementioned customer was long outstanding and it is uncertain that the amount can be settled, the Company has made a provision of doubtful debt regarding the amount receivables of $748,907 (RMB4,703,640) as at March 31, 2018.

Criminal investigation against one of GVBT’s former employee

Management of the Company suspects that one of its former senior staff may have committed the offence of “unlawfully taking possession of company property through taking advantage of his position” under his employment with the Company. Management reported to the local police of Yuci District, Jinzhong City, Shanxi Province, China about the said potential fraud on October 10, 2017. The Bureau of Public Security of Yuci District officially undertook its case and initiated investigation procedures on January 28, 2018. Management has been informed that the case is currently under criminal investigation by relevant authorities in China.

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

ITEM 1A. RISK FACTORS

Not applicable to an emerging growth company.

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

GREEN VISION BIOTECHNOLOGY CORP.

Date: May 21, 2018	By:	/s/ William Ching Wan Lam
William Ching Wan Lam
Chief Executive Officer

Date: May 21, 2018	By :	/s/ Kwok Leung Lo
Kwok Leung Lo
Chief Financial Officer

