Form 10-Q
period 2018-06-30
GREEN VISION BIOTECHNOLOGY CORP.
filed 2020-01-10
CIK 1571804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ___________ to ___________

Commission File No. No. 000-55210

GREEN VISION BIOTECHNOLOGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	7380	98-1060941
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

Rooms 1804-06, 18/F., Wing On House,71 Des Voeux Road Central,

Hong Kong SAR, China

(Address of principal executive offices)

Copies to:

Matthew McMurdo, Esq.

McMurdo Law Group, LLC

1185 Avenue of the Americas

3rd Floor

New York, New York 10036

917-318-2885

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

None	N/A	N/A

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the most practicable date: As of December 31, 2019, there were 160,790,000 shares of Common Stock of the issuer outstanding.

PART I. FINANCIAL INFORMATION

ITEM: 1 FINANCIAL STATEMENTS

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Note	June 30, 2018	December 31, 2017
ASSETS		(Unaudited)	(Audited)
Cash and cash equivalents		$10,762	$38,931
Accounts receivable, net of allowance for doubtful accounts		29,514	16,139
Inventories, net	7	232,999	278,086
Advance to suppliers		49,100	48,905
Other receivables	4	19,240	46,058
Total current assets		341,615	428,119

Property, plant equipment, net	5	2,898,191	3,013,161
Construction in progress		1,416	-
Intangible assets	6	871,436	883,488
Long term lease prepayment		19,673	19,962
Restricted cash		20,383	20,362
Total non-current assets		3,811,099	3,936,973

TOTAL ASSETS		$4,152,714	$4,365,092

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable		$29,342	$31,363
Advances from customer		15	15
Accrued expenses		119,995	151,615
Accrued payroll		24,379	19,817
Other payables	9	69,652	47,276
Other tax payables		10,261	10,316
Amount due to related parties	11	5,316,387	5,300,859
Amount due to shareholder		4,068,461	3,895,903
Total current liabilities		9,638,492	9,457,164

TOTAL LIABILITIES		$9,638,492	$9,457,164

Stockholders’ equity
Common stock, $0.001 par value per share, authorized 750,000,000 and 750,000,000 shares, issued and outstanding 160,790,000 shares at June 30, 2018, and December 31, 2017 respectively		160,790	160,790
Additional paid-in capital		(282,209)	(282,209)
Accumulated other comprehensive loss		(47,409)	(87,533)
Accumulated deficit		(5,316,950)	(4,883,120)
TOTAL STOCKHOLDERS’ DEFICIT		(5,485,778)	(5,092,072)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$4,152,714	$4,365,092

See accompanying notes to unaudited consolidated financial statements

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Note	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017		Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
		$		$		$		$
Revenue, net		33,650		41,945		86,567		104,854
Cost of goods sold		29,188		25,594		66,443		64,160
Gross profit		4,462		16,351		20,124		40,694

Operating expenses
Selling expenses		26,718		5,328		30,616		13,210
General and Administrative expenses		177,669		263,537		421,040		473,017
Total operating expenses		204,387		268,865		451,656		486,227

(Loss)/Income from operations		(199,925)		(252,514)		(431,532)		(445,533)

Non-operating income(expense)
Interest income		2		-		28		-
Interest expenses		(435)		(786)		(2,291)		(1,869)
Other income		-		2,358		124		2,750
Other expense		(159)		(166)		(159)		(3,420)

(Loss)/Income before income taxes		(200,517)		(251,108)		(433,830)		(448,072)
Income taxes	12	-		-		-		-

Net (loss)/income		(200,517)		(251,108)		(433,830)		(448,072)
Non-controlling interest		-		-		-		-
Net (loss)/income attributable to the Company		(200,517)		(251,108)		(433,830)		(448,072)

Foreign currency translation adjustment		(9,759)		45,386		40,124		70,369

Comprehensive (Loss)/Income		(210,276)		(205,722)		(393,706)		(377,703)

Loss per share of common stock	10
Basic earnings per share of common stock		(0.13	)cents	(0.19	)cents	(0.27	)cents	(0.38	)cents
Diluted earnings per share		(0.13	)cents	(0.19	)cents	(0.27	)cents	(0.38	)cents

Weighted average number of common shares outstanding – basic and diluted		160,790,000		133,401,099		160,790,000		116,792,818

See accompanying notes to unaudited consolidated financial statements

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’DEFICIT AND COMPREHENSIVE INCOME

	Number of common shares outstanding	Amount	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficits	Total stockholders’ equity/ (deficit)

Balance, January 1, 2017	100,000,000	$100,000	(57,120)	(174,098)	(3,199,950)	$(3,331,168)
Reverse merge recapitalization	60,790,000	60,790	(225,089)	-	-	(164,299)
Net loss	-	-	-	-	(1,683,170)	(1,683,170)
Foreign currency translation adjustment	-	-	-	86,565	-	86,565

Balance, December 31, 2017	160,790,000	$160,790	(282,209)	(87,533)	(4,883,120)	$(5,092,072)

Balance, January 31, 2018	160,790,000	$160,790	(282,209)	(87,533)	(4,883,120)	$(5,092,072)
Net loss	-	-	-	-	(433,830)	(433,830)
Foreign currency translation adjustment	-	-	-	40,124	-	40,124

Balance, June 30, 2018	160,790,000	$160,790	(282,209)	(47,409)	(5,316,950)	$(5,485,778)

See accompanying notes to unaudited consolidated financial statements

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six Months Ended June 30,
	2018	2017
Cash flows used in operating activities:
Net (loss) income	$(433,830)	$(448,072)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	120,548	119,267
Amortization of intangible assets	12,642	11,913
Allowance for doubtful accounts	-	-
Long term lease prepayment	304	719
Bad debt reversal	(277)	-
Changes in assets and liabilities:
Accounts receivable	(13,627)	12,829
Inventories	46,911	(41,957)
Advances to suppliers	(196)	(23,251)
Other receivables	27,013	(4,712)
Amount due from related parties	-	395,782
Restricted cash	(18)	-
Accounts payable	(2,105)	(7,919)
Advances from customer	-	(11,638)
Other payables	24,730	9,418
Other tax payables	(58)	(16,837)
Accrued payroll	4,741	7,600
Accrued expenses	(31,044)	2,952
Amount due to related parties	40,260	(292,125)
Net cash provided by (used for) operating activities	(204,006)	(286,031)

Cash flows used for investing activities:
Purchases of property, plant and equipment	(636)	(1,502)
Construction in progress	(1,472)	-
Net cash used for investing activities	(2,108)	(1,502)

Cash flows provided by (used for) financing activities:
Amounts due to shareholder	177,388	(222,431)
Net cash provided by (used for) financing activities	177,388	(222,431)

Net increase (decrease) in cash	(28,726)	(509,964)
Effect of foreign currency translation	557	414
Cash – beginning of period	38,931	518,849
Cash – end of period	$10,762	$9,299

Supplemental disclosures of cash flow information:
Interest paid	$2,291	$1,869
Issuance of common stock	$-	$60,790

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

On September 30, 2016, the Company filed a Certificate of Amendment with the Nevada Secretary of State (the “Nevada SOS”) whereby it amended its Articles of Incorporation to increase the Company’s authorized number of shares of common stock from 75 million to 750 million and forward stock split all of its issued and outstanding shares of common stock at a ratio of ten (10) shares for every one (1) share held. The Company’s Board of Directors approved this amendment on September 30, 2016. This stock split has been retroactively applied to the financial statements.

On the same date, September 30, 2016, the Company filed Articles of Merger with the Nevada SOS whereby it entered into a statutory merger with its wholly-owned subsidiary, Green Vision Biotechnology Corp. pursuant to Nevada Revised Statutes 92A.200 et. seq. The effect of such merger is that the Company is the sole surviving entity and changed its name to “Green Vision Biotechnology Corp.”

The investment transaction under the share exchange agreements and contractual agreements, as described below (collectively the “Transaction Agreements”), was entered into, between each of the Shareholders of Lutu International Biotechnology Limited (“Lutu International”), a company incorporated under the laws of Cayman Islands and GVBT (the “Investment Transaction”) on May 12, 2017. As a result of closing the Investment Transaction, GVBT acquired part of the shares of Lutu International and assumed management of Lutu International and all its direct and indirect subsidiaries (“the Lutu Group”).

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

Able Lead, an 89% shareholder of Lutu International, has an outstanding loan of $4.43 million denominated in Renminbi (“RMB”) owed to an unrelated third party with its maturity date on January 22, 2018 (the “Outstanding Loan”). Able Lead is negotiating an extension of the Outstanding Loan to 2019 with the third party creditor. Shares of Lutu International held by Able Lead were offered by Able Lead as collateral to secure repayment of the Outstanding Loan (the “Security”).

On May 12, 2017, GVBT entered into a share exchange agreement (the “Majority Interest Exchange Agreement”) with Able Lead, the 89% shareholder of Lutu International. Under the Majority Interest Exchange Agreement, Able Lead agreed to enter into a series of contractual arrangements with GVBT (collectively, the “Contractual Arrangements”) (as described below), in which GVBT assumed management control of the Lutu Group. Able Lead further agreed to deliver the shares of Lutu International to GVBT once the Outstanding Loan is fully repaid. In consideration, GVBT agreed to issue and deliver a total of 89 million shares of GVBT’s common stock to an escrow agent (issued in the name of the escrow agent or its nominee) (the “Escrow Shares “). The Escrow Shares are held in escrow for a period of one year or such period of time to be agreed by GVBT and Able Lead upon the execution of the Majority Interest Exchange Agreement. Conditional upon the full repayment of the Outstanding Loan and the release of the Security, the Escrow Shares shall be released to Able Lead in exchange for the delivery of a total of 89% of the issued and outstanding shares of Lutu International by Able Lead to GVBT. In the event that Able Lead fully repays the Outstanding Loan and causes the release of the Security, then the Escrow Shares shall be delivered to Able Lead. In the event that Able Lead cannot fully repay the Outstanding Loan (within a period of one year, or such period of time to be agreed by GVBT and Able Lead) and cause the release of the Security, then the Escrow Shares shall be delivered to transfer agent for cancellation. Unless otherwise expressly agreed in writing by GVBT and Able Lead, the Majority Interest Exchange Agreement shall be automatically terminated upon the termination of any of the agreements in the Contractual Arrangements described as below. The transactions under the Majority Interest Exchange Agreement were completed on May 12, 2017.

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND NATURE OF BUSINESS (CONTINUED)

Pursuant to an escrow agreement (the “Escrow Agreement”) entered into between Booth Udall Fuller, PLC (the “Escrow Agent”) and GVBT on May 12, 2017, the Escrow Shares shall be held by Booth Udall Fuller, PLC for a year following the execution of the Majority Interest Exchange Agreement. The Escrow Shares shall not be subject to any lien, attachment, or any other judicial process of any creditor of GVBT, and shall be held and disbursed solely for the purposes and in accordance with the terms of the Majority Interest Exchange Agreement.

On May 12, 2017, GVBT entered into the Contractual Agreements with Lutu International and/or Able Lead. Upon execution of the Contractual Arrangements, GVBT assumed management of Lutu International and its subsidiaries (the “Lutu Group”) and received economic benefits which includes the right to receive the expected residual returns and and/or obligation to absorb expected loss from the Lutu Group. Each agreement in the Contractual Arrangements constitutes valid and binding obligations of the parties of such agreements and is enforceable and valid in accordance with the laws of Cayman Islands. All agreements executed by Lutu International were duly approved by its board of directors and the Shareholders of Lutu International.

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

Following the closing of the Investment Transaction, GVBT began carrying on the business of the Lutu Group. The Lutu Group, with its operation primarily located in the Shanxi Province of China, is engaged in the biotechnology industry, in particular, the production and distribution of bio-fertilizers. Revenues of the Lutu Group are currently generated from China.

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

Accounting Treatment

The Investment Transaction was accounted for as a reverse-merger and recapitalization. For financial reporting purposes, Lutu International is the acquirer and GVBT is the acquired company. After completion of the transaction, the assets, liabilities, operations results and cash flow of GVBT that will be reflected in the historical consolidated financial statements prior to the Investment Transaction will be those of Lutu International and its subsidiaries and will be recorded at the historical cost basis of Lutu International and its subsidiaries. Number of shares deemed to be outstanding for the period from January 1, 2017 to the acquisition date will be reflected in the balance of the common stock and paid in capital. The Company changed its fiscal year ended from January 31 to December 31.

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

Below is a table with foreign exchange rates used for translation:

For the six months and year ended, (Average Rate)	Jun. 30, 2018		Dec 31, 2017		Jun. 30, 2017
Chinese Renminbi (RMB)	RMB	6.36810	RMB	6.76141	RMB	6.85941
United States dollar ($)		$1.00000		$1.00000		$1.00000

As of (Closing Rate)	Jun. 30, 2018		Dec 31, 2017		Jun. 30, 2017
Chinese Renminbi (RMB)	RMB	6.61980	RMB	6.62061	RMB	6.77309
United States dollar ($)		$1.00000		$1.00000		$1.00000

For the six months and year ended, (Average Rate)	Jun. 30, 2018		Dec 31, 2017		Jun. 30, 2017
Hong Kong (HKD)	HKD	7.83779	HKD	7.79197	HKD	7.77435
United States dollar ($)		$1.00000		$1.00000		$1.00000

As of (Closing Rate)	Jun. 30, 2018		Dec 31, 2017		Jun. 30, 2017
Hong Kong (HKD)	HKD	7.84633	HKD	7.80715	HKD	7.80700
United States dollar ($)		$1.00000		$1.00000		$1.00000

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING (CONTINUED)

Foreign Currency Translation(continued)

For the six months and year ended, (Average Rate)	Jun. 30, 2018		Dec 31, 2017		Jun. 30, 2017
Hong Kong (HKD)	HKD	1.23096	HKD	1.15288	HKD	1.13068
Chinese Yuan (¥)		$1.00000		$1.00000		$1.00000

As of (Closing Rate)	Jun. 30, 2018		Dec 31, 2017		Jun. 30, 2017
Hong Kong (HKD)	HKD	1.18528	HKD	1.17922	HKD	1.15175
Chinese Yuan (¥)		$1.00000		$1.00000		$1.00000

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

During the six months ended June 30, 2018 and 2017, the provision of sales return were $ Nil respectively.

Cost of Goods Sold

Cost of goods sold includes the cost of materials, labor, and relevant manufacturing expenses.

Selling Expenses

Selling expenses include packaging and shipping costs, as well as advertising and certain expenses associated with operating the Company’s corporate headquarters.

Advertising Costs

The Company expensed all advertising costs as incurred. Advertising expense, net of reimbursement from suppliers, amounted to $Nil and $6,490 for the six months ended June 30, 2018 and 2017 respectively. Advertising expense is included in selling expense and general and administrative expenses in the accompanying consolidated statements of income.

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

The Company did not have a lease that met the criteria of a capital lease. Leases that do not qualify as a capital lease are classified as an operating lease. Operating lease rental expenses included in selling, general and administrative expenses for the six months ended June 30, 2018 and 2017 were $9,740 and $9,862 respectively.

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

Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectability of outstanding accounts receivable. The Company evaluates the credit risk of its customers utilizing historical data and estimates of future performance. Bad debts are written off as incurred. During the Period ended June 30, 2018 and year ended December 31, 2017, the bad debts incurred were $Nil and $Nil respectively.

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

During the six months ended June 30, 2018 and year ended December 31, 2017, the provision of doubtful debts were $Nil and $Nil respectively.

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

The Company performed an annual impairment test as of the fiscal year ended December 31, 2017, and a quarter review as of the period ended June 30, 2018, and determined that the impairment loss in the amount of $nil and $nil were recorded respectively.

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

The total amounts for such employee benefits which were expensed were $9,298 and $3,721 for the six months ended June 30, 2018 and 2017 respectively.

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

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Guidance

FASB Simplifies Adoption of New Leases Standard for Certain Land Easements. The FASB has issued Accounting Standards Update (ASU) No. 2018-01, Leases (Topic 842):Land Easement Practical Expedient for Transition to Topic 842, which clarifies the application of the new leases guidance to land easements and eases adoption efforts for some land easements.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Guidance (continued)

FASB Issues Corrections and Improvements to Financial Instruments. The FASB has issued Accounting Standards Update (ASU) No. 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, that clarifies the guidance in ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10), as follows:

•	Issue 1: Equity Securities without a Readily Determinable Fair Value— Discontinuation. The amendment clarifies that an entity measuring an equity security using the measurement alternative may change its measurement approach to a fair value method in accordance with Topic 820,Fair Value Measurement, through an irrevocable election that would apply to that security and all identical or similar investments of the same issuer. Once an entity makes this election, the entity should measure all future purchases of identical or similar investments of the same issuer using a fair value method in accordance with Topic 820.

•	Issue 2: Equity Securities without a Readily Determinable Fair Value— Adjustments. The amendment clarifies that the adjustments made under the measurement alternative are intended to reflect the fair value of the security as of the date that the observable transaction for a similar security took place.

•	Issue 3: Forward Contracts and Purchased Options. The amendment clarifies that remeasuring the entire value of forward contracts and purchased options is required when observable transactions occur on the underlying equity securities.

•	Issue 4: Presentation Requirements for Certain Fair Value Option Liabilities. The amendment clarifies that when the fair value option is elected for a financial liability, the guidance in paragraph 825-10- 45-5 should be applied, regardless of whether the fair value option was elected under either Subtopic 815-15,Derivatives and Hedging— Embedded Derivatives, or 825-10,Financial Instruments— Overall.

•	Issue 5: Fair Value Option Liabilities Denominated in a Foreign Currency. The amendments clarify that for financial liabilities for which the fair value option is elected, the amount of change in fair value that relates to the instrument-specific credit risk should first be measured in the currency of denomination when presented separately from the total change in fair value of the financial liability. Then, both components of the change in the fair value of the liability should be remeasured into the functional currency of the reporting entity using end-of-period spot rates.

•	Issue 6: Transition Guidance for Equity Securities without a Readily Determinable Fair Value. The amendment clarifies that the prospective transition approach for equity securities without a readily determinable fair value in the amendments in ASU No. 2016-01 is meant only for instances in which the measurement alternative is applied. An insurance entity subject to the guidance in Topic 944,Financial Services— Insurance, should apply a prospective transition method when applying the amendments related to equity securities without readily determinable fair values. An insurance entity should apply the selected prospective transition method consistently to the entity’s entire population of equity securities for which the measurement alternative is elected.

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

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. GOING CONCERN

As of June 30, 2018 and December 31, 2017, the Company has an accumulated deficit of $5,316,950 and $4,883,120 respectively, and its current liabilities exceed its current assets resulting in negative working capital of $9,296,877 and $9,029,045 respectively. In view of the matters described above, recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company’s ability to raise additional financing and to succeed in its future operations. The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors and/or stockholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4. OTHER RECEIVABLES

Other receivables consisted of the following:

	June 30, 2018	December 31, 2017
	(unaudited)	(audited)
Deposits	$105,337	$108,930
Prepaid expenses	4,694	82
Advance to employee	15,189	43,013

Less: Allowance for doubtful debts	(105,980)	(105,967)

Total	$19,240	$46,058

NOTE 5. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	June 30, 2018	December 31, 2017
	(unaudited)	(audited)
Buildings	$3,021,055	$3,020,685
Machinery & equipment	573,497	573,427
Office equipment	69,109	68,495
Motor vehicles	100,789	100,775

Total property, plant and equipment	3,764,450	3,763,382
Less: accumulated depreciation and impairment charges	(866,259)	(750,221)

Total property, plant and equipment, net	$2,898,191	$3,013,161

The depreciation expenses for the six months ended June 30, 2018 and 2017 were $120,548 and $119,267 respectively.

The depreciation expenses for the three months ended June 30, 2018 and 2017 were $59,381 and $59,616 respectively.

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30, 2018	December 31, 2017
	(unaudited)	(audited)
Land use rights	$1,215,958	$1,205,819
Software system	1,326	1,326
Less – accumulated amortization	(345,848)	(333,647)

Total intangible assets, net	$871,436	$883,488

The amortization expenses of land use rights and software systems for the six months ended June 30, 2018 and 2017 were ,12,642 and $11,913 respectively.

The amortization expenses of land use rights and software systems for the three months ended June 30, 2018 and 2017 were $6,311 and $5,942 respectively.

Future amortization of land use rights and software systems is as follows:

Years ending December 31,	Amount
2018	$12,160
2019	24,319
2020	24,319
2021	24,319
2022	24,319
Thereafter	762,000

Total	$871,436

NOTE 7. INVENTORIES

Inventories consisted of the following:

	June 30, 2018	December 31, 2017
	(unaudited)	(audited)
Raw material	$106,113	$110,841
Work in progress	-	7,044
Finished goods	70,169	139,988
Goods on consignment	56,717	20,213

Inventories, net	$232,999	$278,086

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Sales:

Customer	As at June 30, 2018		As at December 31, 2017
A	$22,208	26%	$33,022	24%
B	19,985	23%	32,255	24%
C	19,415	22%	26,632	20%
D	10,837	13%	14,914	11%
E	10,215	12%	13,316	10%
Total	$82,660	96%	$120,139	89%

Purchases:

Supplier	As at June 30, 2018		As at December 31, 2017
AA	$4,641	49%	$41,882	49%
BB	3,499	37%	17,549	21%
CC	725	8%	11,849	14%
DD	441	5%	5,203	6%
EE	211	1%	2,444	3%
Total	$9,517	100%	$78,927	93%

NOTE 9. OTHER PAYABLES

Other payables consisted of the following:

	June 30, 2018	December 31, 2017
	(unaudited)	(audited)
Payables to employees	$7,889	$5,826
Miscellaneous	61,763	41,450

Total other payables	$69,652	$47,276

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

The following table sets forth the computation of basic and diluted net income per common share:

Period ended June 30,	June 30, 2018		June 30, 2017
	(unaudited)		(unaudited)
Net loss attributable to ordinary shareholders for computing basic net loss per ordinary share	$(433,830)		$(448,072)
Weighted-average shares of common stock outstanding in computing net loss per common stock
Basic	160,790,000		116,792,818
Diluted	160,790,000		116,792,818
Basic loss per share of common stock	(0.27	)cents	(0.38	)cents
Diluted loss per share	(0.27	)cents)	(0.38	)cents

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. AMOUNT DUE FROM / TO RELATED PARTIES

The details for amount due to related parties were as follows:

Amount as at	June 30, 2018	December 31, 2017
	(unaudited)	(audited)
Holmsun Capital Limited (a) (b)	5,316,387	5,300,859
	$5,316,387	$5,300,859

_______________

(a)	Common director, LEUNG Kwong Tak of operating subsidiary Lutu International Biotechnology Limited
(b)	Common shareholder, LEUNG Kwong Tak of operating subsidiary Lutu International Biotechnology Limited

NOTE 12. INCOME TAXES

The Company and its subsidiaries have no operation in United States, Cayman Islands and British Virgin Islands, and are not subject to any domestic income tax. Therefore, no domestic income tax of United States, Cayman Islands and British Virgin Islands are paid in the quarter ended June 30, 2018 and year ended December 31, 2017.

Hong Kong Prolific Mineral Resources Holdings Limited was incorporated in Hong Kong and is subjected to Hong Kong profits tax rate of 16.5% for the six months ended June 30, 2018 and 2017. Income tax (reversal) expense amounted to $Nil for the quarter ended June 30, 2018 and year ended December 31, 2017.

A reconciliation of the provision for income taxes with amounts determined by applying the Hong Kong profit rate of 16.5% to income before income taxes is as follows:

	June 30, 2018	December 31, 2017
	(unaudited)	(audited)
Profit (Loss) before income tax	$(128,343)	$(333,619)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable loss	$(128,343)	$(333,619)
Hong Kong Profits Tax rate	16.5%	16.5%
Current tax credit	$21,177	$55,047
Less: Valuation allowance	(21,177)	(55,047)
	$-	$-

No deferred tax has been provided as there are no material temporary differences arising during the quarter ended June 30, 2018 and year ended December 31, 2017.

Shanxi Green Biotechnology Industry Company Limited and Shenzhen Qianhai Lutu Supply Chain Management Company Limited were incorporated in the PRC and are subjected to income taxes under the current laws of the PRC. The EIT rate of PRC was 25% for the quarter ended June 30, 2018 and year ended December 31, 2017.

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. INCOME TAXES (CONTINUED)

Profit (loss) before income tax of $(305,486) and $(1,272,919) for the quarter ended June 30, 2018 and year ended December 31, 2017 respectively, were attributed to operations in China. The income tax expenses consisted of the following:

	June 30, 2018	December 31, 2017
	(unaudited)	(audited)
Profit (Loss) before income tax	$(305,486)	$(1,272,919)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable loss	$(305,486)	$(1,272,919)
China Enterprise Income Tax rate	25%	25.0%
Current tax credit	$76,372	$318,230
Less: Valuation allowance	(76,372)	(318,230)
	$-	$-

No deferred tax has been provided as there are no material temporary differences arising during the quarter ended June 30, 2018 and year ended December 31, 2017.

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

In the quarter ended June 30, 2018 and year ended December 31, 2017, the Company is regarded as a single operating segment, being engaged in the manufacturing of bio-fertilizer. This principal activity and geographical market are substantially based in China, accordingly, no operating or geographical segment information are presented.

NOTE 14. COMPREHENSIVE INCOME

Total comprehensive income includes, in addition to net income, changes in equity that are excluded from the consolidated statements of income and are recorded directly into a separate section of shareholders’ equity on the consolidated balance sheets. Comprehensive income and its components consist of the following:

Period and Year Ended	June 30, 2018	December 31, 2017
	(unaudited)	(audited)
Net loss	$(433,830)	$(1,683,170)
Other comprehensive income, net of tax
Foreign currency translation adjustment	40,124	86,565

Comprehensive loss	$(393,706)	$(1,596,605)

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. COMMITMENTS AND CONTINGENCIES

Operating Leases

Certain of our real properties are operated under lease agreements. Rental expense under operating leases was as follows:

	June 30, 2018	December 31, 2017
	(unaudited)	(audited)
Rent expense	$9,862	$17,986

Total rent expense, net	$9,862	$17,986

Annual minimum payments under operating leases are as follows:

Years Ended December 31,	Minimum Lease Payment

2018	9,329
2019	10,106

Total	$19,435

NOTE 16. RELATED PARTY TRANSACTIONS

The Board must approve all related party transactions. All material related party transactions will be made or entered into on terms that are no less favorable to the Company than can be obtained from unaffiliated third parties.

The following table listed the transaction with related party for the quarter ended June 30, 2018 and 2017:

	June 30, 2018	Dec 31, 2017
Consultancy fee paid to KM International Property Consultants Limited	$12,631	$62,115

Consultancy fee, net	$12,631	$62,115

Mr. Ma Wai Kin, Chief Operation Officer and Director of the Company, has a 100% ownership interest in KM International Property Consultants Limited (“KM”). The main transaction between the Company and KM is the consulting service regarding the marketing activities of GVBT provided by KM.

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. LEGAL PROCEEDINGS

Civil case with Mr. Yao Gui Mu

Yao Gui Mu (“the Plaintiff”), former operation manager of the subsidiary in Shanxi, Shanxi Green Biotechnology Industry Company Limited (“the Shanxi Subsidiary”), brought a lawsuit against the Shanxi Subsidiary, in the District People’s Court of Jin Zhong City, Yu Ci District. The subject dispute of the lawsuit concerns an unsettled current account balance of $141,550 (RMB900,000) which was claimed to be a loan advanced to the Company by the Plaintiff. Together with the subject dispute, the Plaintiff also claimed the relevant interest was RMB513,100 calculated from November 6, 2012 to August 15, 2017 with 1% monthly interest rate. The Company’s PRC lawyer had submitted a Statement of Defense on November 23, 2017 to The District People’s Court of Yuci District, Jin Zhong City (“the Court”). A court hearing was held on December 5, 2017. Upon the request by the Court, Shanxi Subsidiary provided supplemental evidence to the Court on 16 January 2018. The second hearing was held on September 19, 2018.

The District People’s Court of Jin Zhong City, Yu Ci District released the civil judgement decision (2017) 晋0702 民初3879号, that there were not sufficient evidence provided by the Plaintiff for the dispute, and the Court did not support for the claim of loan and related interest against the Shanxi Subsidiary. The judgement decision dated on August 31, 2018.

Yao Gui Mu (“the Appealer”) appeal for the decision to the Intermediate People’s Court of Shanxi Province, Jin Zhong City. On May 10, 2019, the Intermediate People’s Court of Shanxi Province, Jin Zhong City released civil judgement decision (2019) 晋07民終355号, that due to the fact that there was a second hearing held on September 19, 2018 after the judgement decision made on August 31, 2018, which was a severe disorder of procedures. Therefore, the civil judgement decision (2017) 晋0702 民初3879号 was revoked and the case was put to re-trial, which was subsequently carried out on October 16, 2019.

On December 16, 2019, the Court released the civil judgement decision (2019) 晋0702 民初3543号之一, that the related dispute loan was being a criminal case under police investigation. Before the police formed a decision, the Court could not confirm that the civil case was under the district court’s judgement jurisdiction. Therefore, the lawsuit against the Shanxi Subsidiary was rejected.

For the relevant interest of RMB513,100 claimed by the Plaintiff, there is no evidence showing that it is more likely not that the Company will be liable for the said interest. Hence, no provision was made as at June 30, 2018.

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

NOTE 18. SUBSEQUENT EVENT

Other than as described below, management has evaluated all activities and concluded that there was no other subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

All subsequent events are being disclosed in the Company’s periodic reports that are currently in preparation for filing. Such events shall be described in detail therein.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

Green Vision Biotechnology Corp. (the “Company”), formerly known as Vibe Wireless Corp., also formerly known as Any Translation Corp., was incorporated under the laws of the State of Nevada on July 5, 2012. We were founded to be in the business of translation and interpretation. The Company undertook translation and interpretation projects for various fields from business, economics, to science issues. The Company later adopted a business plan to pursue business opportunities in the global telecommunications industry.

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

On September 30, 2016, the Company filed a Certificate of Amendment with the Nevada Secretary of State (the “Nevada SOS”) whereby it amended its Articles of Incorporation to increase the Company’s authorized number of shares of common stock from 75 million to 750 million and forward split all of its issued and outstanding shares of common stock at a ratio of ten (10) shares for every one (1) share held. The Company’s Board of Directors approved this amendment on September 30, 2016.

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

As disclosed in our Current Report on Form 8-K dated May 12, 2017 there was a change in our management. Effective May 3, 2017, the Company accepted the resignation of Edward P. Mooney as the sole officer of the Company and as the sole member of the Company’s board of directors. Simultaneously, Mr. Ma Wai Kin, was elected as the Company’s President, Secretary, Treasurer and a member of the Board of Directors.

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

Result of Operations for the Three Months ended June 30, 2018 and 2017

Revenue was $33,650 for the three months ended June 30, 2018 (“Q2”), decreased by $8,295, or 19.8% from $41,945 for the three months ended June 30, 2017 (“Comparable Quarter”). The decrease in revenue during the Q2 as compared to the Comparable Quarter was due to the restrictions on our production capacity as a result of the enforcement on new environmental regulations over industrial production by coal-fired boilers by local authorities in Shanxi. In this quarter, our company has conducted various field trials in Guangxi, Heilongjiang, and Yunnan in order to promote our products.

Cost of sales was increased by $3,594, or 14% from $25,594 in the Comparable Quarter to $29,188 in Q2. The change of cost of sales because the cost including finished goods repair fee. In terms of percentage of revenue, cost of sales was 86.7% in Q2 as compared to 61.0% in the Comparable Quarter. The increase was due to the repair fee.

Gross profit was decreased by $11,889, or 72.7% from $16,351 in the Comparable Quarter to $4,462 in Q2. The decrease reflected the correlation in reduction of revenue. In terms of percentage of revenue, the gross profit percentage was decreased to 13.3% for Q2 as compared to 39% for the Comparable Quarter. The decrease of gross profit was primarily due to the significant drop in the sales revenue.

Selling expenses were increased by $21,390, or 401.5% from $5,328 for the Comparable Quarter to $26,718 in Q2. In terms of percentage of revenue, the rates were 79.4% in Q2 compared to 12.7% in the Comparable Quarter. The increase is primarily due to the increase of sample expenses.

General and administrative expenses were decreased by $85,868, or 32.6% from $263,537 for the Comparable Quarter to $177,669 for Q2. The decrease is primarily due to the traveling expenses, consulting fee, audit fee and legal fee in Q2.

The following is a summary of general and administrative expenses for the three months ended June 30, 2018, and 2017.

	June 30, 2018	June 30, 2017	Difference
	Unaudited	Unaudited
Consulting fees	$13,218	$35,193	$(21,975)
Salary and payroll expenses	51,218	48,827	2,391
Professional fees	7,156	45,451	(38,295)
Travel and entertainment	14,339	26,023	(11,684)
Research and Development	-	22,451	(22,451)
Provision for doubtful debts	(277)	-	(277)
Depreciation and amortization	65,864	57,946	7,918
Other	26,151	27,646	(1,495)
	$177,669	$263,537	$(85,868)

Consulting fees were decreased by $21,975, or 62.4%, from $35,193 in Comparable Quarter to $13,218 in Q2.

Our salary and payroll expenses were increased by $2,391, or 4.9%, to $51,218 in Q2, as compared to $48,827 in the Comparable Quarter. We anticipate that salary and payroll expenses will continue to rise in future periods as it becomes necessary to increase our staff in order to enhance our management quality for the listing requirement and to increase our production activities.

Professional fees were decreased by $38,295, from $45,451 in Comparable Quarter to $7,156 in Q2.

Travel and entertainment expenses were decreased by $11,684, or 44.9%, from $26,023 in Comparable Quarter to $14,339 in Q2. The decrease of travel and entertainment expenses was due to the reduction of project-based travelling activities.

Research and Development expenses were increased to $Nil in Q2 from $22,451 in Comparable Quarter.

Depreciation and amortization expenses were increased by $7,918, or 13.7%, from $57,946 in Comparable Quarter to $65,864 in Q2.

Other expenses include items such as office expenses, software related costs, telephone and a variety of other miscellaneous expenses. None of these expenses alone changed significantly, as the difference was $1,495, or 5.4% decrease from $27,646 in Comparable Quarter to $26,151 in Q2.

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

Our loss from operations was decreased by $52,589 or 20.8%, to negative $199,925 in Q2, from $252,514 in Comparable Quarter.

Non-operating income (expenses) was reduced by $1,998, or 142.1%, to negative $592 in Q2, from $1,406 in Comparable Quarter, of which mainly due to the decrease of other non-operating expense in Q2.

The net loss attributed to the Company was decreased by $50,591, or 20.1% to negative $200,517 in Q2, as compared to negative $251,108 in Comparable Quarter.

Result of Operations for the Six months ended June 30, 2018 and 2017

Revenue was decreased by $18,287, or 17.4% from $104,854, in the six months ended June 30, 2017 (the “Six-Month Comparable Period”) to $86,567 in the six months ended June 30, 2018 (the “First Half Year of FY2018”). The decrease in revenue during the First Half Year of FY2018 as compared to the Six Month-Comparable Period was due to the restrictions on our production capacity as a result of the enforcement on new environmental regulations over industrial production by coal-fired boilers by local authorities in Shanxi. In this quarter, our company has conducted various field trials in Guangxi, Heilongjiang, and Yunnan in order to promote our products.

Cost of sales was increased by $2,283, or 3.6% from $64,160 in the Six Month-Comparable Period to $66,443 in the First Half Year of FY2018. The change of cost of sales because the cost including finished goods repair fee. In terms of percentage of revenue, cost of sales was 76.8% in the First Half Year of FY2018 as compared to 61.2% in the Six Month-Comparable Period . The increase was due to the repair fee.

Gross profit was decreased by $20,570, or 50.5% from $40,694 in the Six Month-Comparable Period to $20,124 in the First Half Year of FY2018. The decrease reflected the correlation in reduction of revenue. In terms of percentage of revenue. In terms of percentage of revenue, the gross profit percentage was decreased to 23.2% for the First Half Year of FY2018 as compared to 38.8% for the Six Month-Comparable Period. The decrease was primarily due to the significant drop in the sales revenue

Selling expenses were increased by $17,406, or 131.8%, to $30,616 in the First Half Year of FY2018 from $13,210 in the Six Month-Comparable Period. In terms of percentage of revenue, the rates were 35.4% in the First Half Year of FY2018 compared to 12.6% in the Six Month-Comparable Period. The increase is primarily due to the increase of sample expenses.

General and administrative expenses were decreased by $44,194, or 9.3% to $428,823 in the First Half Year of FY2018 from $473,017 in the Six Month-Comparable Period. The decrease is generally due to a decrease in our operating activities in the First Half Year of FY2018 as compared to the Six Month-Comparable Period.

The following is a summary of general and administrative expenses for the six months ended June 30, 2018, and 2017.

	June 30, 2018	June 30, 2017	Difference
	Unaudited	Unaudited
Consulting fees	$71,803	$68,290	$3,513
Salary and payroll expenses	106,050	101,985	4,065
Professional fees	15,065	45,451	(30,386)
Travel and entertainment	35,074	63,241	(28,167)
Research and Development	786	22,451	(21,665)
Provision for doubtful debts	(277)	-	(277)
Depreciation and amortization	121,292	112,817	8,475
Other	71,247	58,782	12,475
	$421,040	$473,017	$(51,977)

Consulting fees were increased by $3,513, or 5.1%, from $68,290 in the Six Month-Comparable Period to $71,803 in the First Half Year of FY2018.

Our salary and payroll expenses were increased by $4,065, or 4.0%, to $106,050 in the First Half Year of FY2018, as compared to $101,985 in the Six Month-Comparable Period. We anticipate that salary and payroll expenses will continue to rise in future periods as it becomes necessary to increase our staff in order to enhance our management quality for the listing requirement and to increase our production activities.

Professional fees were decreased by $30,386, from $45,451 in the Six Month-Comparable Period to $15,065 in the First Half Year of FY2018.

Travel and entertainment expenses were decreased by $28,167, or 44.5%, from $63,241 in the Six Month-Comparable Period to $35,074 in the First Half Year of FY2018. The decrease of travel and entertainment expenses was due to the reduction of project-based travelling activities.

Research and Development expenses were increased to $786 in the First Half Year of FY2018 from $22,451 in the Six Month-Comparable Period.

Depreciation and amortization expenses were increased by $8,475, or 7.5%, from $112,817 in the Six Month-Comparable Period to $121,292 in the First Half Year of FY2018.

Other expenses include items such as office expenses, software related costs, telephone and a variety of other miscellaneous expenses. None of these expenses alone changed significantly, as the difference was $12,465, or 21.2% increase from $58,782 in the Six Month-Comparable Period to $71,247 in the First Half Year of FY2018.

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

Our loss from operations was decreased by $14,001 or 3.1%, to negative $431,532 in the First Half Year of FY2018, from negative $445,533 in the Six Month-Comparable Period.

Non-operating income (expenses) was reduced by $241, or 9.5%, to negative $2,298 in the First Half Year of FY2018, from negative $2,539 in the Six Month-Comparable Period, of which mainly due to the decrease of other non-operating income in the First Half Year of FY2018.

The net loss attributed to the Company was decreased by $14,242, or 3.2% to negative $433,830 in the First Half Year of FY2018, as compared to negative $448,073 in the Six Month-Comparable Period.

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

Working capital

At June 30, 2018, we had a working capital deficit of $9,296,877, as compared to a working capital deficit of $9,029,045 at December 31, 2017. Of the working capital deficit at June 30, 2018, $9,296,877 was amount due to related parties and shareholder. Excluding the amounts due to related parties and shareholder, we would have had a working capital surplus of $87,971 at June 30, 2018. As comparison, the working capital deficit at December 31, 2017, $9,029,045 was amount due to related parties and holding company. Excluding the amounts due to related parties and holding company, we would have had a working capital surplus of $167,717 at December 31, 2017. The amounts due to related parties and shareholder are unsecured, interest free and repayable on demand.

Operating activities

During the six months ended June 30, 2018, operating activities used cash of $204,006, and for the comparable six months ended June 30, 2017, operating activities used cash in operations of $286,031. The use of cash in operating activities for the six months ended June 30, 2018 was mainly derived from a net loss of $433,830 with a non-cash item of $133,494 in depreciation and amortization; moreover, there was an increase of $46,911 in inventories; an increase of $27,013 in another receivables; a decrease of $13,627 in accounts receivables; a decrease of $31,044 in accrued expenses, which were offset by an increase of $40,260 in amount due from related parties. As comparison, the use of cash in operating activities for the six months ended June 30, 2017 was mainly derived from a net loss of $448,072 with a non-cash item of $131,899 in depreciation and amortization; moreover, there was an increase of $41,957 in inventories; an increase of $23,251 in advance to supplies; a decrease of $11,638 in advances from customer; a decrease of $16,837 in other tax payables, which were offset by a net increase of $103,657 ($395,782 minus $292,125) in amount due from related parties; and a decrease of $12,829 in accounts receivable.

Investing Activities

During the six months ended June 30, 2018, investing activities used $2,108 of cash; and for comparable the six months ended June 30, 2017, investing activities used $1,502 of cash. The increase in use of cash was due to the spending in investment on purchases of property, plant and equipment, construction in progress and exchange difference between USD and CNY.

Financing Activities:

During the six months ended June 30, 2018, financing activities provided cash of $177,388; and for comparable the six months ended June 30, 2017, financing activities used cash of $222,431. The change of cash used by financing activities was derived from the changes in the amounts due to our shareholder.

As at June 30, 2018, net cash and cash equivalents balance was $10,762 as compared to balance $38,931 as at December 31, 2017.

As of June 30, 2018, stockholder’s equity was negative $5,493,552, compared to a negative equity of $5,092,072 at December 31, 2017.

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

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a growing business; and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to the shareholdings of our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

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

Due to the enforcement on new environmental regulations over industrial production by coal-fired boilers by local authorities in Shanxi, the Company’s production was restricted to a certain extent in 2017. In order to fully comply with the new environmental regulations in place, management of the Company had planned to carry our rectification work and expected that the rectification work could be completed by mid of 2018 and full-scale production might resume in the second half of 2018. However, due to the shortage of funding to carry out the rectification work on our coal-powered generators, our production activities were restricted since second quarter in 2018. Our production and our production capacity was reduced as a result, significantly affected our ability to generate income and to meet the demand of our customers, which in turn had a material adverse effect on our financial condition and results of operations. The management had decided to maintain our business by way of sub-contracting or assignment of the production. Furthermore, the management had further researched for other business opportunity to utilize the reduced capacity of the property and equipment, in order to make better the worsened revenue.

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

An evaluation was conducted by an officer under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three months period ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Civil case with Mr. Yao Gui Mu

Yao Gui Mu (“the Plaintiff”), former operation manager of the subsidiary in Shanxi, Shanxi Green Biotechnology Industry Company Limited (“the Shanxi Subsidiary”), brought a lawsuit against the Shanxi Subsidiary, in the District People’s Court of Jin Zhong City, Yu Ci District. The subject dispute of the lawsuit concerns an unsettled current account balance of $141,550 (RMB900,000) which was claimed to be a loan advanced to the Company by the Plaintiff. Together with the subject dispute, the Plaintiff also claimed the relevant interest was RMB513,100 calculated from November 6, 2012 to August 15, 2017 with 1% monthly interest rate. The Company’s PRC lawyer had submitted a Statement of Defense on November 23, 2017 to The District People’s Court of Yuci District, Jin Zhong City (“the Court”). A court hearing was held on December 5, 2017. Upon the request by the Court, Shanxi Subsidiary provided supplemental evidence to the Court on 16 January 2018. The second hearing was held on September 19, 2018.

The District People’s Court of Jin Zhong City, Yu Ci District released the civil judgement decision (2017) 晋0702 民初3879号, that there were not sufficient evidence provided by the Plaintiff for the dispute, and the Court did not support for the claim of loan and related interest against the Shanxi Subsidiary. The judgement decision dated on August 31, 2018.

Yao Gui Mu (“the Appealer”) appeal for the decision to the Intermediate People’s Court of Shanxi Province, Jin Zhong City. On May 10, 2019, the Intermediate People’s Court of Shanxi Province, Jin Zhong City released civil judgement decision (2019) 晋07民終355号, that due to the fact that there was a second hearing held on September 19, 2018 after the judgement decision made on August 31, 2018, which was a severe disorder of procedures. Therefore, the civil judgement decision (2017) 晋0702 民初3879号 was revoked and the case was put to re-trial, which was subsequently carried out on October 16, 2019.

On December 16, 2019, the Court released the civil judgement decision (2019) 晋0702 民初3543号之一, that the related dispute loan was being a criminal case under police investigation. Before the police formed a decision, the Court could not confirm that the civil case was under the district court’s judgement jurisdiction. Therefore, the lawsuit against the Shanxi Subsidiary was rejected.

For the relevant interest of RMB513,100 claimed by the Plaintiff, there is no evidence showing that it is more likely not that the Company will be liable for the said interest. Hence, no provision was made as at June 30, 2018.

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

GREEN VISION BIOTECHNOLOGY CORP.

Date: January 10, 2020	By:	/s/ William Ching Wan Lam
William Ching Wan Lam
Chief Executive Officer

Date: January 10, 2020	By:	/s/ Kwok Leung Lo
Kwok Leung Lo
Chief Financial Officer

