Form 10-Q
period 2018-09-30
GREEN VISION BIOTECHNOLOGY CORP.
filed 2020-03-27
CIK 1571804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Rooms 1804-06, 18/F., Wing On House, 71 Des Voeux Road Central,

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

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.Yes ☒ No ☐

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the most practicable date: As of March 27, 2020, there were 160,790,000 shares of Common Stock of the issuer outstanding.

PART I. FINANCIAL INFORMATION

ITEM: 1 FINANCIAL STATEMENTS

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Note	September 30, 2018	December 31, 2017
ASSETS		(Unaudited)	(Audited)
Cash and cash equivalents		$10,216	$38,931
Accounts receivable, net of allowance for doubtful accounts		24,708	16,139
Inventories, net	7	224,400	278,086
Advance to suppliers		57,913	48,905
Other receivables	4	22,353	46,058
Total current assets		339,590	428,119

Property, plant equipment, net	5	2,739,509	3,013,161
Construction in progress		1,365	-
Intangible assets	6	834,045	883,488
Long term lease prepayment		18,820	19,962
Restricted cash		1,594	20,362
Total non-current assets		3,595,333	3,936,973
TOTAL ASSETS		$3,934,923	$4,365,092
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable		$28,281	$31,363
Advances from customer		15,302	15
Accrued expenses		126,210	151,615
Accrued payroll		19,771	19,817
Other payables	9	75,049	47,276
Other tax payables		13,568	10,316
Amount due to related parties	11	5,292,781	5,300,859
Amount due to shareholder		4,023,814	3,895,903
Total current liabilities		9,594,776	9,457,164
TOTAL LIABILITIES		$9,594,776	$9,457,164

Stockholders’ equity
Common stock, $0.001 par value per share, authorized 750,000,000 and 750,000,000 shares, issued and outstanding 160,790,000 shares at September 30, 2018, and December 31, 2017 respectively		160,790	160,790
Additional paid-in capital		(282,209)	(282,209)
Accumulated other comprehensive loss		(61,742)	(87,533)
Accumulated deficit		(5,476,692)	(4,883,120)
TOTAL STOCKHOLDERS’ DEFICIT		(5,659,853)	(5,092,072)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$3,934,923	$4,365,092

See accompanying notes to unaudited consolidated financial statements

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Note	Three Months Ended Sept 30, 2018		Three Months Ended Sept 30, 2017		Nine Months Ended Sept 30, 2018		Nine Months Ended Sept 30,2017
		$		$		$		$
Revenue, net		257		16,234		86,824		121,088
Cost of goods sold		205		10,455		66,648		74,615
Gross profit		52		5,779		20,176		46,473

Operating expenses
Selling expenses		33		38,405		30,649		51,615
General and Administrative expenses		159,192		568,964		580,232		1,041,981
Total operating expenses		159,225		607,369		610,881		1,093,596

(Loss)/Income from operations		(159,173)		(601,590)		(590,705)		(1,047,123)

Non-operating income(expense)
Interest income		42		117		70		117
Interest expenses		(493)		(612)		(2,784)		(2,481)
Other income		1		(1,485)		125		1,265
Other expense		(119)		(108)		(278)		(3,528)

(Loss)/Income before income taxes		(159,742)		(603,678)		(593,572)		(1,051,750)
Income taxes	12	-		-		-		-

Net (loss)/income		(159,742)		(603,678)		(593,572)		(1,051,750)
Non-controlling interest		-		-		-		-
Net (loss)/income attributable to the Company		(159,742)		(603,678)		(593,572)		(1,051,750)

Foreign currency translation adjustment		(14,333)		18,225		25,791		88,594

Comprehensive (Loss)/Income		(174,075)		(585,453)		(567,781)		(963,156)

Loss per share of common stock	10
Basic earnings per share of common stock		(0.10	)cents	(0.38	)cents	(0.37	)cents	(0.80	)cents
Diluted earnings per share		(0.10	)cents	(0.38	)cents	(0.37	)cents	(0.80	)cents

Weighted average number of common shares outstanding – basic and diluted		160,790,000		160,790,000		160,790,000		131,619,707

See accompanying notes to unaudited consolidated financial statements

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’DEFICIT AND COMPREHENSIVE INCOME

	Number of common shares outstanding	Amount	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficits	Total stockholders’ equity/ (deficit)

Balance, January 1, 2017	100,000,000	$100,000	(57,120)	(174,098)	(3,199,950)	$(3,331,168)
Reverse merge recapitalization	60,790,000	60,790	(225,089)	-	-	(164,299)
Net loss	-	-	-	-	(1,683,170)	(1,683,170)
Foreign currency translation adjustment	-	-	-	86,565	-	86,565

Balance, December 31, 2017	160,790,000	$160,790	(282,209)	(87,533)	(4,883,120)	$(5,092,072)

Balance, January 1, 2018	160,790,000	$160,790	(282,209)	(87,533)	(4,883,120)	$(5,092,072)
Net loss	-	-	-	-	(593,572)	(593,572)
Foreign currency translation adjustment	-	-	-	25,791	-	25,791

Balance, September 30, 2018	160,790,000	$160,790	(282,209)	(61,742)	(5,476,692)	$(5,659,853)

See accompanying notes to unaudited consolidated financial statements

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Nine Months Ended September 30,
	2018	2017
Cash flows used in operating activities:
Net (loss) income	$(593,572)	$(1,051,750)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	174,757	179,474
Amortization of intangible assets	18,553	17,922
Allowance for doubtful accounts	-	345,596
Long term lease prepayment	446	867
Bad debt reversal	(271)	-
Changes in assets and liabilities:
Accounts receivable	(9,386)	29,468
Inventories	46,073	(31,035)
Advances to suppliers	(11,367)	9,047
Other receivables	22,900	(255,178)
Restricted cash	19,032	-
Accounts payable	(2,059)	(25,162)
Advances from customer	16,134	(11,741)
Other payables	32,551	16,158
Tax payables	3,826	(27,747)
Accrued payroll	706	(2,466)
Accrued expenses	(25,033)	(40,447)
Amount due to related parties	24,248	562,981
Net cash provided by (used for) operating activities	(282,462)	(284,013)
Cash flows used for investing activities:
Purchases of property, plant and equipment	(622)	(1,512)
Construction in progress	(1,441)	-
Net cash used for investing activities	(2,063)	(1,512)
Cash flows provided by (used for) financing activities:
Amounts due to shareholder	254,944	(173,600)
Net cash provided by (used for) financing activities	254,944	(173,600)

Net increase (decrease) in cash	(29,581)	(459,125)
Effect of foreign currency translation	866	(192)
Cash – beginning of period	38,931	518,849
Cash – end of period	$10,216	$59,532
Supplemental disclosures of cash flow information:
Interest paid	$2,784	$2,481
Issuance of common stock	$-	$60,790

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

Proxy Agreement

Pursuant to the proxy agreement entered into between Able Lead, Lutu International, and GVBT on May 12, 2017, Able Lead agreed to irrevocably grant a person to be designated by GVBT the right to exercise its voting rights and other rights, including the attendance of, and the voting at the shareholders’ meetings of Lutu International for and on behalf of Able Lead (or the signing of written resolutions in lieu of such meetings) in accordance with applicable laws and its articles of association, including but not limited to the appointment and voting for the directors and chairman of the board as the authorized representative of Able Lead to exercise controlling power in the Lutu Group. The proxy agreement may be terminated by joint consent of the parties or upon 7-day written notice from GVBT..

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

The following table depicts the identity of the subsidiaries:

Name of Subsidiary	Place ofIncorporation	AttributableEquity Interest %	RegisteredCapital
Lutu International Biotechnology Limited (RTO accounting acquirer) (1)	Cayman Islands	100	USD100
Light Raise Limited (2)	BVI	100	USD 1
Hong Kong Prolific Mineral Resources Holdings Limited (3)	HKD	100	HKD 2
Shanxi Green Biotechnology Industry Company Limited (4)	PRC	100	RMB 100,000,000
Shenzhen Qianhai Lutu Supply Chain Management Company Limited (5)	PRC	100	RMB 5,000,000

Note:	(1)	Wholly owned subsidiary of Green Vision Biotechnology Corp.
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

Below is a table with foreign exchange rates used for translation:

For the nine months and year ended, (Average Rate)	Sept. 30, 2018		Dec 31, 2017		Sept. 30, 2017
Chinese Renminbi (RMB)	RMB	6.50807	RMB	6.76141	RMB	6.80732
United States dollar ($)		$1.00000		$1.00000		$1.00000

As of (Closing Rate)	Sept. 30, 2018		Dec 31, 2017		Sept. 30, 2017
Chinese Renminbi (RMB)	RMB	6.86832	RMB	6.62061	RMB	6.65490
United States dollar ($)		$1.00000		$1.00000		$1.00000

For the nine months and year ended, (Average Rate)	Sept. 30, 2018		Dec 31, 2017		Sept. 30, 2017
Hong Kong (HKD)	HKD	7.84023	HKD	7.79197	HKD	7.78721
United States dollar ($)		$1.00000		$1.00000		$1.00000

As of (Closing Rate)	Sept. 30, 2018		Dec 31, 2017		Sept. 30, 2017
Hong Kong (HKD)	HKD	7.82866	HKD	7.80715	HKD	7.81164
United States dollar ($)		$1.00000		$1.00000		$1.00000

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING (CONTINUED)

Foreign Currency Translation(continued)

For the nine months and year ended, (Average Rate)	Sept. 30, 2018		Dec 31, 2017		Sept. 30, 2017
Hong Kong (HKD)	HKD	1.20469	HKD	1.15288	HKD	1.14432
Chinese Yuan (¥)		$1.00000		$1.00000		$1.00000

As of (Closing Rate)	Sept. 30, 2018		Dec 31, 2017		Sept. 30, 2017
Hong Kong (HKD)	HKD	1.13982	HKD	1.17922	HKD	1.17382
Chinese Yuan (¥)		$1.00000		$1.00000		$1.00000

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

During the nine months ended September 30, 2018 and 2017, the provision of sales return were $ Nil respectively.

Cost of Goods Sold

Cost of goods sold includes the cost of materials, labor, and relevant manufacturing expenses.

Selling Expenses

Selling expenses include packaging and shipping costs, as well as advertising and certain expenses associated with operating the Company’s corporate headquarters.

Advertising Costs

The Company expensed all advertising costs as incurred. Advertising expense, net of reimbursement from suppliers, amounted to $Nil and $8,053 for the nine months ended September 30, 2018 and 2017 respectively. Advertising expense is included in selling expense and general and administrative expenses in the accompanying consolidated statements of income.

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

The Company did not have a lease that met the criteria of a capital lease. Leases that do not qualify as a capital lease are classified as an operating lease. Operating lease rental expenses included in selling, general and administrative expenses for the the nine months ended September 30, 2018 and 2017 were $9,740 and $18,349 respectively.

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

Management reviews and adjusts this allowance periodically based on historical experience and its evaluation of the collectability of outstanding accounts receivable. The Company evaluates the credit risk of its customers utilizing historical data and estimates of future performance. Bad debts are written off as incurred. During the Period ended September 30, 2018 and year ended December 31, 2017, the bad debts incurred were $Nil and $Nil respectively.

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

During the nine months ended September 30, 2018 and year ended December 31, 2017, the provision of doubtful debts were $Nil and $Nil respectively.

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

The Company performed an annual impairment test as of the fiscal year ended December 31, 2017, and a quarter review as of the period ended September 30, 2018, and determined that the impairment loss in the amount of $nil and $nil were recorded respectively.

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

The total amounts for such employee benefits which were expensed were $15,422 and $7,060 for the nine months ended September 30, 2018 and 2017 respectively.

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

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. GOING CONCERN

As of September 30, 2018 and December 31, 2017, the Company has an accumulated deficit of $5,476,692 and $4,883,120 respectively, and its current liabilities exceed its current assets resulting in negative working capital of $9,255,186 and $9,029,045 respectively. In view of the matters described above, recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company’s ability to raise additional financing and to succeed in its future operations. The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors and/or stockholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4. OTHER RECEIVABLES

Other receivables consisted of the following:

	Sept 30, 2018	December 31, 2017
	(unaudited)	(audited)
Deposits	$101,526	$108,930
Prepaid expenses	8,849	82
Advance to employee	14,123	43,013

Less: Allowance for doubtful debts	(102,145)	(105,967)

Total	$22,353	$46,058

NOTE 5. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	Sept 30, 2018	December 31, 2017
	(unaudited)	(audited)
Buildings	$2,911,743	$3,020,685
Machinery & equipment	552,746	573,427
Office equipment	66,652	68,495
Motor vehicles	97,141	100,775

Total property, plant and equipment	3,628,282	3,763,382
Less: accumulated depreciation and impairment charges	(888,773)	(750,221)

Total property, plant and equipment, net	$2,739,509	$3,013,161

The depreciation expenses for the nine months ended September 30, 2018 and 2017 were $174,757 and $179,474 respectively.

The depreciation expenses for the three months ended September 30, 2018 and 2017 were $54,209 and $60,207 respectively.

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	Sept 30, 2018	December 31, 2017
	(unaudited)	(audited)
Land use rights	$1,171,961	$1,205,819
Software system	1,278	1,326
Less – accumulated amortization	(339,194)	(333,647)

Total intangible assets, net	$834,045	$883,488

The amortization expenses of land use rights and software systems for the nine months ended September 30, 2018 and 2017 were 18,553 and $17,922 respectively.

The amortization expenses of land use rights and software systems for the three months ended September 30, 2018 and 2017 were $5,911 and $6,009 respectively.

Future amortization of land use rights and software systems is as follows:

Years ending December 31,	Amount
2018	$5,860
2019	23,439
2020	23,439
2021	23,439
2022	23,439
Thereafter	734,429

Total	$834,045

NOTE 7. INVENTORIES

Inventories consisted of the following:

	Sept 30, 2018	December 31, 2017
	(unaudited)	(audited)
Raw material	$102,259	$110,841
Work in progress	-	7,044
Finished goods	67,476	139,988
Goods on consignment	54,665	20,213

Inventories, net	$224,400	$278,086

NOTE 8. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Sales:

Customer	As at Sept 30, 2018		As at December 31, 2017
A	$22,208	26%	$33,022	24%
B	20,007	23%	32,255	24%
C	19,709	23%	26,632	20%
D	10,837	13%	14,914	11%
E	10,215	12%	13,316	10%
Total	$82,976	97%	$120,139	89%

Purchases:

Supplier	As at Sept 30, 2018		As at December 31, 2017
AA	$4,641	49%	$41,882	49%
BB	3,499	37%	17,549	21%
CC	725	8%	11,849	14%
DD	441	5%	5,203	6%
EE	211	1%	2,444	3%
Total	$9,517	100%	$78,927	93%

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. OTHER PAYABLES

Other payables consisted of the following:

	Sept 30, 2018	December 31, 2017
	(unaudited)	(audited)
Payables to employees	$9,909	$5,826
Miscellaneous	65,140	41,450

Total other payables	$75,049	$47,276

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

The following table sets forth the computation of basic and diluted net income per common share:

Period ended September 30,	Sept 30, 2018		Sept 30, 2017
	(unaudited)		(unaudited)
Net loss attributable to ordinary shareholders for computing basic net loss per ordinary share	$(593,572)		$(1,051,750)
Weighted-average shares of common stock outstanding in computing net loss per common stock
Basic	160,790,000		131,619,707
Diluted	160,790,000		131,619,707
Basic loss per share of common stock	(0.37	)cents	(0.80	)cents
Diluted loss per share	(0.37	)cents)	(0.80	)cents

NOTE 11. AMOUNT DUE FROM / TO RELATED PARTIES

The details for amount due to related parties were as follows:

Amount as at	Sept 30, 2018	December 31, 2017
	(unaudited)	(audited)
Holmsun Capital Limited (a) (b)	5,292,781	5,300,859
	$5,292,781	$5,300,859

(a)	Common director, LEUNG Kwong Tak of operating subsidiary Lutu International Biotechnology Limited
(b)	Common shareholder, LEUNG Kwong Tak of operating subsidiary Lutu International Biotechnology Limited

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. INCOME TAXES

The Company and its subsidiaries have no operation in United States, Cayman Islands and British Virgin Islands, and are not subject to any domestic income tax. Therefore, no domestic income tax of United States, Cayman Islands and British Virgin Islands are paid in the quarter ended September 30, 2018 and year ended December 31, 2017.

Hong Kong Prolific Mineral Resources Holdings Limited was incorporated in Hong Kong and is subjected to Hong Kong profits tax rate of 16.5% for the nine months ended September 30, 2018 and 2017. Income tax (reversal) expense amounted to $Nil for the quarter ended September 30, 2018 and year ended December 31, 2017.

A reconciliation of the provision for income taxes with amounts determined by applying the Hong Kong profit rate of 16.5% to income before income taxes is as follows:

	Sept 30, 2018	December 31, 2017
	(unaudited)	(audited)
Profit (Loss) before income tax	$(162,885)	$(333,619)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable loss	$(162,885)	$(333,619)
Hong Kong Profits Tax rate	16.5%	16.5%
Current tax credit	$26,876	$55,047
Less: Valuation allowance	(26,876)	(55,047)

No deferred tax has been provided as there are no material temporary differences arising during the quarter ended September 30, 2018 and year ended December 31, 2017.

Shanxi Green Biotechnology Industry Company Limited and Shenzhen Qianhai Lutu Supply Chain Management Company Limited were incorporated in the PRC and are subjected to income taxes under the current laws of the PRC. The EIT rate of PRC was 25% for the quarter ended September 30, 2018 and year ended December 31, 2017.

Profit (loss) before income tax of $(429,745) and $(1,272,919) for the quarter ended September 30, 2018 and year ended December 31, 2017 respectively, were attributed to operations in China. The income tax expenses consisted of the following:

	Sept 30, 2018	December 31, 2017
	(unaudited)	(audited)
Profit (Loss) before income tax	$(429,745)	$(1,272,919)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable loss	$(429,745)	$(1,272,919)
China Enterprise Income Tax rate	25%	25.0%
Current tax credit	$107,436	$318,230
Less: Valuation allowance	(107,436)	(318,230)

No deferred tax has been provided as there are no material temporary differences arising during the quarter ended September 30, 2018 and year ended December 31, 2017.

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

In the quarter ended September 30, 2018 and year ended December 31, 2017, the Company is regarded as a single operating segment, being engaged in the manufacturing of bio-fertilizer. This principal activity and geographical market are substantially based in China, accordingly, no operating or geographical segment information are presented.

NOTE 14. COMPREHENSIVE INCOME

Total comprehensive income includes, in addition to net income, changes in equity that are excluded from the consolidated statements of income and are recorded directly into a separate section of shareholders’ equity on the consolidated balance sheets. Comprehensive income and its components consist of the following:

Period and Year Ended	Sept 30, 2018	December 31, 2017
	(unaudited)	(audited)
Net loss	$(593,572)	$(1,683,170)
Other comprehensive income, net of tax
Foreign currency translation adjustment	25,791	86,565

Comprehensive loss	$(567,781)	$(1,596,605)

NOTE 15. COMMITMENTS AND CONTINGENCIES

Operating Leases

Certain of our real properties are operated under lease agreements. Rental expense under operating leases was as follows:

	Sept 30, 2018	December 31, 2017
	(unaudited)	(audited)
Rent expense	$9,740	$17,986

Total rent expense, net	$9,740	$17,986

Annual minimum payments under operating leases are as follows:

Years Ended December 31,	Minimum Lease Payment

2018	9,127
2019	9,888

Total	$19,015

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. RELATED PARTY TRANSACTIONS

The Board must approve all related party transactions. All material related party transactions will be made or entered into on terms that are no less favorable to the Company than can be obtained from unaffiliated third parties.

The following table listed the transaction with related party for the nine months period ended Sept 30, 2018 and 2017:

	Sept 30, 2018	Sept 30, 2017
Consultancy fee paid to KM International Property Consultants Limited	$12,627	$47,514

Consultancy fee, net	$12,627	$47,514

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

For the relevant interest of RMB513,100 claimed by the Plaintiff, there is no evidence showing that it is more likely than not that the Company will be liable for the said interest. Hence, no provision was made as at September 30, 2018.

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

NOTE 18. SUBSEQUENT EVENT

On September 26, 2019, the Company has resolved to discontinue the operation of the subsidiary company, Shenzhen Qianhai Lutu Supply Chain Management Company Limited. According to the PRC Company Law and related regulation required, a de-registration committee has been properly formed and the de-registration procedures are undergoing accordingly. On November 11, 2019, the Shenzhen taxation bureau has released the taxation completion certificate, and on December 11, 2019, the Shenzhen market supervision administration has released the notice that the de-registration of Shenzhen Qianhai Lutu Supply Chain Management Company Limited is in process.

Other than as described, management has evaluated all activities and concluded that there was no other subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

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

Result of Operations for the Three Months ended September 30, 2018 and 2017

Revenue was $257 for the three months ended September 30, 2018 (“Q3”), decreased by $15,977, or 98.4% from $16,234 for the three months ended September 30, 2017 (“Comparable Quarter”). The decrease in revenue during the Q3 as compared to the Comparable Quarter was due to the restrictions on our production capacity as a result of the enforcement on new environmental regulations over industrial production by coal-fired boilers by local authorities in Shanxi. In this quarter, our company has conducted various field trials in Guangxi, Heilongjiang, and Yunnan in order to promote our products.

Cost of sales was decreased by $10,250, or 98% from $10,455 in the Comparable Quarter to $205 in Q3. The decrease was due to the decrease in production corresponding to the decrease in the sales revenue. In terms of percentage of revenue, cost of sales was 79.8% in Q3 as compared to 64.4% in the Comparable Quarter.

Gross profit was decreased by $5,727, or 99.1% from $5,779 in the Comparable Quarter to $52 in Q3. The decrease reflected the correlation in reduction of revenue. In terms of percentage of revenue, the gross profit percentage was decreased to 20.2% for Q3 as compared to 35.6% for the Comparable Quarter. The decrease of gross profit was primarily due to the significant drop in the sales revenue.

Selling expenses were decreased by $38,372, from $38,405 for the Comparable Quarter to $33 in Q3. In terms of percentage of revenue, the rates were 12.8% in Q3 compared to 236.6% in the Comparable Quarter. The decrease is primarily due to the transportation expenses and sample expenses.

General and administrative expenses were decreased by $409,772, or 72% from $568,964 for the Comparable Quarter to $159,192 for Q3. The decrease is primarily due to the bad debts provisions, and salaries in Q3.

The following is a summary of general and administrative expenses for the three months ended September 30, 2018, and 2017.

	Sept 30, 2018	Sept 30, 2017	Difference
	Unaudited	Unaudited
Consulting fees	$22,519	$30,801	$(8,282)
Salary and payroll expenses	32,739	56,887	(24,148)
Professional fees	7,159	14,313	(7,154)
Travel and entertainment	25,630	15,483	10,147
Research and Development	-	12,156	(12,156)
Provision for doubtful debts	-	345,596	(345,596)
Depreciation and amortization	60,405	62,900	(2,495)
Other	10,740	30,828	(20,088)
	$159,192	$568,964	$(409,772)

Consulting fees were decreased by $8,282, or 26.9%, from $30,801 in Comparable Quarter to $22,519 in Q3.

Our salary and payroll expenses were decreased by $24,148, or 42.4%, to $32,739 in Q3, as compared to $56,887 in the Comparable Quarter. We anticipate that salary and payroll expenses will rise in future periods as it becomes necessary to increase our staff in order to enhance our management quality for the listing requirement and to increase our production activities.

Professional fees were decreased by $7,154, from $14,313 in Comparable Quarter to $7,159 in Q3.

Travel and entertainment expenses were increased by $10,147, or 65.5%, from $15,483 in Comparable Quarter to $25,630 in Q3. The increase of travel and entertainment expenses was primarily due to the increase of entertainment expenses.

Research and Development expenses were decreased to $Nil in Q3 from $12,156 in Comparable Quarter.

Depreciation and amortization expenses were decreased by $2,495, or 4.0%, from $62,900 in Comparable Quarter to $60,405 in Q3.

Other expenses include items such as office expenses, software related costs, telephone and a variety of other miscellaneous expenses, were decrease by $20,088, or 65.2% decrease from $30,828 in Comparable Quarter to $10,740 in Q3. The decrease of other expenses was primarily due to the decrease of rental fee.

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

Our loss from operations was decreased by $442,417 or 73.5%, to negative $159,173 in Q3, from $601,590 in Comparable Quarter.

Non-operating income (expenses) was reduced by $1,519, or 72.7%, to negative $569 in Q3, from $2,088 in Comparable Quarter, of which mainly due to the decrease of other non-operating expense in Q3.

The net loss attributed to the Company was decreased by $443,936, or 73.5% to negative $159,742 in Q3, as compared to negative $603,678 in Comparable Quarter.

Result of Operations for the Nine months ended September 30, 2018 and 2017

Revenue was decreased by $34,264, or 28.3% from $121,088, in the nine months ended September 30, 2017 (the “Nine Month-Comparable Period”) to $86,824 in the nine months ended September 30, 2018 (the “Nine Month of FY2018”) The decrease in revenue during the Nine Months of FY2018 as compared to the Nine Month-Comparable Period was due to the restrictions on our production capacity as a result of the enforcement on new environmental regulations over industrial production by coal-fired boilers by local authorities in Shanxi. In this quarter, our company has conducted various field trials in Guangxi, Heilongjiang, and Yunnan in order to promote our products.

Cost of sales was decreased by $7,967, or 10.7% from $74,615 in the Nine Month-Comparable Period to $66,648 in the Nine Months of FY2018. The decrease was due to the decrease in production corresponding to the decrease in the sales revenue. In terms of percentage of revenue, cost of sales was 76.8% in the Nine Months of FY2018 as compared to 61.6% in the Nine Month-Comparable Period.

Gross profit was decreased by $26,297, or 56.6% from $46,473 in the Nine Month-Comparable Period to $20,176 in the Nine Months of FY2018. The decrease reflected the correlation in reduction of revenue. In terms of percentage of revenue. In terms of percentage of revenue, the gross profit percentage was decreased to 23.2% for the Nine Months of FY2018 as compared to 38.4% for the Nine Month-Comparable Period. The decrease was primarily due to the significant drop in the sales revenue.

Selling expenses were decreased by $20,966, or 40.6%, to $30,649 in the Nine Months of FY2018 from $51,615 in the Nine Month-Comparable Period. In terms of percentage of revenue, the rates were 35.3% in the Nine Months of FY2018 compared to 42.6% in the Nine Month-Comparable Period. The decrease is primarily due to the transportation expenses and sample expenses.

General and administrative expenses were decreased by $461,749, or 44.3% to $580,232 in the Nine Months of FY2018 from $1,041,981 in the Nine Month-Comparable Period. The decrease is primarily due to the bad debts provisions, and salaries in the Nine Months of FY2018 as compared the the Nine Month-Comparable Period.

The following is a summary of general and administrative expenses for the nine months ended September 30, 2018, and 2017.

	Sept 30, 2018	Sept 30, 2017	Difference
	Unaudited	Unaudited
Consulting fees	$94,322	$99,091	$(4,769)
Salary and payroll expenses	138,789	158,872	(20,083)
Professional fees	22,224	59,764	(37,540)
Travel and entertainment	60,704	78,724	(18,020)
Research and Development	786	34,607	(33,821)
Provision for doubtful debts	(277)	345,596	(345,873)
Depreciation and amortization	181,697	175,280	6,417
Other	81,987	90,047	(8,060)
	$580,232	$1,041,981	$(461,749)

Consulting fees were decreased by $4,769, or 5.0%, from $99,091 in Nine Month-Comparable Period to $94,322 in the Nine Months of FY2018.

Our salary and payroll expenses were decreased by $20,083, or 13%, to $138,789 in the Nine Months of FY2018, as compared to $158,872 in the Nine Month-Comparable Period. We anticipate that salary and payroll expenses will rise in future periods as it becomes necessary to increase our staff in order to enhance our management quality for the listing requirement and to increase our production activities.

Professional fees were decreased by $37,540, from $59,764 in Nine Month-Comparable Period to $22,224 in the Nine Months of FY2018.

Travel and entertainment expenses were decreased by $18,020, or 23%, from $78,724 in Nine Month-Comparable Period to $60,704 in the Nine Months of FY2018. The decrease of travel and entertainment expenses was due to the reduction of project-based travelling activities.

Research and Development expenses were decreased to $786 in the Nine Months of FY2018 from $34,607 in Nine Month-Comparable Period.

Depreciation and amortization expenses were increased by $6,417, or 4%, from $175,280 in Nine Month-Comparable Period to $181,697 in the Nine Months of FY2018.

Other expenses include items such as office expenses, software related costs, telephone and a variety of other miscellaneous expenses. None of these expenses alone changed significantly, as the difference was $8,060, or 9% decrease from $90,047 in Nine Month-Comparable Period to $81,987 in the Nine Months of FY2018.

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

Our loss from operations was decreased by $456,418 or 43.6%, to negative $590,705 in the Nine Months of FY2018, from negative $1,047,123 in Nine Month-Comparable Period.

Non-operating income (expenses) was reduced by $1,760, or 38%, to negative $2,867 in the Nine Months of FY2018, from negative $4,627 in Nine Month-Comparable Period, of which mainly due to the decrease of other expenses in the Nine Months of FY2018.

The net loss attributed to the Company was decreased by $458,178, or 43.6% to negative $593,572 in the Nine Months of FY2018, as compared to negative $1,051,750 in Nine Month-Comparable Period.

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

Working capital

At September 30, 2018, we had a working capital deficit of $9,255,186, as compared to a working capital deficit of $9,029,045 at December 31, 2017. Of the working capital deficit at September 30, 2018, $9,316,595 was amount due to related parties and shareholder. Excluding the amounts due to related parties and shareholder, we would have had a working capital surplus of $61,409 at September 30, 2018. As comparison, the working capital deficit at December 31, 2017, $9,029,045 was amount due to related parties and holding company. Excluding the amounts due to related parties and holding company, we would have had a working capital surplus of $167,717 at December 31, 2017. The amounts due to related parties and shareholder are unsecured, interest free and repayable on demand.

Operating activities

During the nine months ended September 30, 2018, operating activities used cash of $282,462, and for the comparable nine months ended September 30, 2017, operating activities used cash in operations of $284,013. The use of cash in operating activities for the nine months ended September 30, 2018 was mainly derived from a net loss of $593,572 with a non-cash item of $193,310($174,757 plus $18,553) in depreciation and amortization; moreover, there was an increase of $46,073 in inventories; an increase of $22,900 in another receivables; a decrease of $11,367 in advances to suppliers; a decrease of $25,033 in accrued expenses, which were offset by an increase of $24,248 in amount due to related parties. As comparison, the use of cash in operating activities for the nine months ended September 30, 2017 was mainly derived from a net loss of $ $1,051,750 with a non-cash item of $197,396 ($179,474 plus $17,922) in depreciation and amortization, and $345,596 in provision of doubtful debt; moreover, there was an increase of $31,035 in inventories; an increase of $255,178 in other receivables; a decrease of $40,447 in accrued expenses, which were offset by a net decrease of $562,981 in amount due from related parties.

Investing Activities

During the nine months ended September 30, 2018, investing activities used $2,063 of cash; and for comparable the nine months ended September 30, 2017, investing activities used $1,512 of cash. The decrease in use of cash was due to the spending in investment on purchases of property, plant and equipment, construction in progress and exchange difference between USD and CNY.

Financing Activities:

During the nine months ended September 30, 2018, financing activities provided cash of $254,944; and for comparable the nine months ended September 30, 2017, financing activities used cash of $173,600. The change of cash used by financing activities was derived from the changes in the amounts due to our shareholder.

As at September 30, 2018, net cash and cash equivalents balance was $10,216 as compared to balance $38,931 as at December 31, 2017.

As of September 30, 2018, stockholder’s equity was negative $5,659,853, compared to a negative equity of $5,092,072 at December 31, 2017.

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

An evaluation was conducted by an officer under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three months period ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For the relevant interest of RMB513,100 claimed by the Plaintiff, there is no evidence showing that it is more likely than not that the Company will be liable for the said interest. Hence, no provision was made as at September 30, 2018.

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

GREEN VISION BIOTECHNOLOGY CORP.

Date: March 27, 2020	By:	/s/ William Ching Wan Lam
William Ching Wan Lam
Chief Executive Officer

Date: March 27, 2020	By:	/s/ Kwok Leung Lo
Kwok Leung Lo
Chief Financial Officer

