Form 10-K
period 2018-12-31
GREEN VISION BIOTECHNOLOGY CORP.
filed 2020-05-15
CIK 1571804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File No. No. 000-55210

GREEN VISION BIOTECHNOLOGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	7380	98-1060941
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

Rooms 1804-06, 18/F., Wing On House, 71 Des Voeux Road Central,

Hong Kong SAR, China

852-94929967

(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Exchange Act: None.

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common stock, par value $0.001 per share.

(Title of class)

Former address: 1255 W, Rio Salado Parkway, Suite 215, Tempe, Arizona, 85281

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

No market value has been computed as of December 31, 2018 based upon the fact that no active trading market has been established.

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the most practicable date:  As of May 14, 2020, there were 160,790,000 shares of Common Stock of the issuer outstanding.

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

Accounting Treatment

The Investment Transaction was accounted for as a reverse-merger and recapitalization. For financial reporting purposes, Lutu International is the acquirer and GVBT is the acquired company. After completion of the transaction, the assets, liabilities, operations results and cash flow of GVBT that will be reflected in the historical consolidated financial statements prior to the Investment Transaction will be those of Lutu International and its subsidiaries and will be recorded at the historical cost basis of Lutu International and its subsidiaries. Number of shares deemed to be outstanding for the period from January 1, 2018 to the acquisition date will be reflected in the balance of the common stock and paid in capital. The Company changed its fiscal year ended from January 31 to December 31.

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

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

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

Lutu currently owns the land use right of the production plant. The expiry date of the land use right is May 8, 2054. The building and land use right are under the name of "Shanxi Lutu" or Shanxi Green Biotechnology Industry Limited. Regarding the cost of the land use right and building, please refer to [Audit Report F21 and F22]: the cost of Land use rights is USD 1,170,388 and Buildings are USD 2,907,836. The address of Lutu’s production plant is Chang Ning Town West, Chang Ning Village, Yuci District, Jinzhong City, Shanxi Province, China.

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

For the relevant interest of RMB513,100 claimed by the Plaintiff, there is no evidence showing that it is more likely than not that the Company will be liable for the said interest. Hence, no provision was made as at December 31, 2018.

Criminal investigation regarding a potential fraud with one of its former customers

Management of the Company suspects that there was a potential fraud committed in the sales made to one of its previous customers. Management reported to the local police of Yuci District, Jinzhong City, Shanxi Province, China about the said potential fraud. The Bureau of Public Security of Yuci District officially undertook the case and initiated investigation procedures on 11 September 2017. Management has been informed that the case is currently still under criminal investigation by relevant authorities.

Criminal investigation against one of GVBT’s former employee

Management of the Company suspects that one of its former senior staff may have committed the offence of “unlawfully taking possession of company property through taking advantage of his position” under his employment with the Company. Management reported to the local police of Yuci District, Jinzhong City, Shanxi Province, China about the said potential fraud on 10 October, 2017. The Bureau of Public Security of Yuci District officially undertook its case and initiated investigation procedures on 28 January 2018. Management has been informed that the case is currently still under criminal investigation by relevant authorities in China.

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

As of December 31, 2018, no shares of our common stock have traded on an exchange or on the OTC Marketplace. Our common stock is quoted on the OTC Bulletin Board under the symbol “GVBT.”

Number of Holders

As of December 31, 2018, 160,790,000 issued and outstanding shares of common stock were held by a total of 10 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended December 31, 2018 and 2017. We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by the Company and any of our Officers and Directors

None.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

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

Executive Summary

In the year ended December 31, 2018, our revenue was $99,595 decreased 26.3% from $135,126 for the year ended December 31, 2017.

•	Selling, General and Administrative, and other operating expenses for the year ended December 31, 2018 decreased 45.8% to $1,080,180 compared to $1,994,053 for the same period in 2017.

•	Net Loss for the year ended December 31, 2018 decreased 19.1% to $1,362,122 compared to $1,683,170 for the same period in 2017.

Results of Operations for the Years Ended December 31, 2108 and 2017

The following table sets forth the comparison of the audited consolidated statements of operations data for the year ended December 31, 2018 and 2017 and should be read in conjunction with our financial statements and the related notes appearing elsewhere in this document.

	Year Ended December 31,
	2018	2017	Difference	Percentage Increase
Revenue	$99,595	$135,126	$-35,531	-26.3%
Cost of goods sold	78,183	81,871	-3,688	-4.5%

Gross profit	21,412	53,255	-31,843	-59.8%

Selling expenses	28,564	52,123	-23,559	-45.2%
General and administrative expenses	1,051,616	1,941,930	-890,314	-45.8%

(Loss) Income from operations	(1,058,768)	(1,940,798)	-882,030	45.4%
Other income (expenses)	(300,402)	260,431	560,833	-215.3%
Interest income (expenses)	(2,952)	(2,803)	149	-5.3%
Income (loss) before income taxes	(1,362,122)	(1,683,170)	-321,048	19.1%
Income taxes	-	-	-	-

Net (loss) income	(1,362,122)	(1,683,170)	-321,048	19.1%
Non-controlling interest	-	-	-	-
Net (loss) income attribute to the Group	$(1,362,122)	(1,683,170)	-321,048	19.1%

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

Result of Operations for the Years ended December 31, 2018 and 2017

Revenue was $99,595 for the year ended December 31, 2018 (“the FY 2018”), decreased by $35,531, or 26.3% from $135,126 for the year ended December 31, 2017 (“the Comparable Year”). The decrease in revenue during the FY2018 as compared to the Comparable Year was the result of the restrictions on our production capacity as a result of the enforcement on new environmental regulations over industrial production by coal-fired boilers by local authorities in Shanxi. In this year, our company has conducted various field trials in Guangxi, Heilongjiang, and Yunnan in order to promote our products.

Cost of sales was decreased by $3,688, or 4.5% from $81,871 in the Comparable Year to $78,183 in the FY2018. The decrease was due to the decrease in production corresponding with the decrease in the sales revenue. In terms of percentage of revenue, cost of sales was 78.5% in the FY2018 as compared to 60.6% in the Comparable Year. The decrease in cost of sales with the increase in percentage to revenue, was due to the significant decrease in the production level which worsen the mass of production effect.

Gross profit was decreased by $31,843, or 59.8% from $53,255 in the Comparable Year to $21,412 in the FY2018. The decrease reflected the correlation in reduction of revenue. In terms of percentage of revenue, the gross profit percentage was decreased to 21.5% for the FY2018 as compared to 39.4% for the Comparable Year. The decrease was primarily due to the significant drop in the sales revenue with resulted to the decrease in the production level.

Selling expenses were decreased by $23,559, or 45.2%, to $28,564 in the FY2018 from $52,123 in the Comparable Year. In terms of percentage of revenue, the rates were 28.7% in the FY2018 compared to 38.6% in the Comparable Year. The decrease is primarily due to the decrease of testing expenses and shipping and transportation expenses which were correlated to the decrease in sales.

General and administrative expenses were decreased by $890,314, or 45.8% to $1,051,616 in the FY2018 from $1,941,930 in the Comparable Year. The decrease is primarily due to the provision for doubtful debts of $274,294 (including bad debt reversal of negative $272) in the FY2018 compared to $865,942 in the Comparable Year, and offset the increase of Inventory provision of $230,372 in the FY2018. Excluding these factors, there was a decrease of $298,666 compared to the Comparable Year.

The following is a summary of general and administrative expenses for the years ended December 31, 2018, and 2017.

	Dec 31, 2018	Dec 31, 2017	Difference

Consulting fees	$86,884	$155,480	$(68,596)
Salary and payroll expenses	162,917	226,418	(63,501)
Professional fees	92,485	144,426	(51,941)
Travel and entertainment	66,017	115,227	(49,210)
Research and Development	-	49,788	(49,788)
Provision for doubtful debts	43,922	865,942	(822,020)
Provision for inventory	230,372	-	230,372
Depreciation and amortization	258,801	242,401	16,400
Others	110,218	142,248	(32,030)
	$1,051,616	$1,941,930	$(890,314)

Consulting fees were decreased by $68,596 or 44.1%, to $86,884 in the FY2018, from $155,480 in Comparable Year, owing to the engagement of external consultants to improve the Company’s operating activities in the Comparable Year.

Our salary and payroll expenses were decreased to $162,917 in the FY2018, as compared to $226,418 in the Comparable Year. We anticipate that salary and payroll expenses will rise in future periods as it becomes necessary to increase our staff in order to enhance our management quality for the listing requirement and to increase our production activities.

Professional fees were decreased by $51,941, or 36.0%, from $144,426 in Comparable Year to $92,485 in the FY2018.

Travel and entertainment expenses were decreased by $49,210, or 42.7%, from $115,227 in Comparable Year to $66,017 in FY2018. The decrease of travel and entertainment expenses is primarily due to the slowdown of the commercial activities.

Research and Development expenses were decreased to $Nil in the FY2018 from $49,788 in the Comparable Year.

Provision for doubtful debts was decreased to $43,922 (including bad debt reversal of negative $272) in the FY2018 from $865,942 in Comparable Year. The decrease was due to the doubtful allowance to the accounts receivable of one major customer provided in the FY2107. The Company is taking all possible action to collect the overdue receivable in the coming year.

Provision for inventory was increased to $230,372 in the FY2018 from $Nil in Comparable Year. The increase in provision was due to the inventory turnover slow down resulted by the sales decline in the FY2018.

Depreciation and amortization expenses were increased by $16,400, or 6.8%, from $242,401 in Comparable Year to $258,801 in the FY2018.

Other expenses include items such as office expenses, software related costs, impairment of property, plant and equipment, telephone and a variety of other miscellaneous expenses. None of these expenses alone changed significantly and the difference was $32,030, or 22.5% reduction from $142,248 in Comparable Year to $110,218 in the FY2018.

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

Our loss from operations was narrowed down significantly by $882,030 or 45.4%, to negative $1,058,768 in the FY2018, from negative $1,940,798 in Comparable Year.

Non-operating income (expenses) decreased by $560,982, or 217.7% to expenses of negative $303,354 in the FY2018, from income of $257,628 in Comparable Year, of which mainly due to the other income decrease $225,708 from $263,983 in Comparable Year to $38,275 in the of FY2018, and due to the other expenses increased $335,125 form negative $3,552 in Comparable Year to negative $338,677 in the of FY2018.

The net loss attributed to the Company further decreased by $321,048, or 19.1% to negative $1,362,122 in the FY2018, as compare to negative $1,683,170 in Comparable Year.

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

Working capital

At December 31, 2018, we had a working capital deficit of $9,596,914, as compared to a working capital deficit of $9,029,045 at December 31, 2017. Of the working capital deficit at December 31, 2018, $9,361,322 was amount due to related parties and shareholder. Excluding the amounts due to related parties and shareholder, we would have had a negative working capital of $235,592 at December 31, 2018. As comparison, for the working capital deficit at December 31, 2018, $9,196,762 was amount due to related parties and holding. Excluding the amounts due to related parties and holding company, we would have had a working capital surplus of $167,717 at December 31, 2017. The amounts due to related parties and shareholder are unsecured, interest free and repayable on demand.

Operating activities

During the year ended December 31, 2018, operating activities used cash in operations of $314,565, and for the comparable year ended December 31, 2017, operating activities used cash in operations of $279,609. The use of cash in operating activities for the year ended December 31, 2018 was mainly derived from a net loss of $1,362,122 with non-cash items of $250,556 ($226,187 plus $24,369) in depreciation and amortization, $230,372 in provision of inventory, $333,956 in impairment of fixed assets, $1,419 in impairment of constriction in progress, $44,194 in bad debt provision and $272 in bad debt reversal; moreover, there was an increase in cash of $26,922 in other receivables; an increased in cash of of $48,321 in inventory and an increase in cash of $44,577 in amount due to related parties, which were offset by a decrease in cash of $10,177 in accounts receivables; a decrease in cash of $2,028 in accounts payables; and a decrease in cash of $8,038 in other payables. As comparison, the use of cash in operating activities for the comparable year ended December 31, 2017 was mainly derived from a net loss of $1,683,170 with non-cash items of $264,526 ($240,526 plus $24,000) in depreciation and amortization, and $865,942 in provision of doubtful debt; moreover, there was an increase in cash of $63,585 in other receivables; and a net increase in cash of $577,449 ($2,067,646 minus $1,490,197) in amount due from/to related parties, which were offset by a decrease in cash of $67,568 in accounts receivables; a decrease in cash of $33,869 in inventories; a decrease in cash of $119,634 in accounts payables; and a decrease in cash of $142,081 in other payables.

Investing Activities

During the year ended December 31, 2018, investing activities used cash of $613 in property, plant and equipment; and for the comparable year ended December 31, 2017, investing activities used cash of $1,936 in property, plant and equipment. The change in cash used was due to the decrease in investment on purchases of property, plant and equipment.

Financing Activities:

During the year ended December 31, 2018, financing activities provided cash of $293,603; and for the comparable year ended December 31, 2017, financing activities provided cash of $198,516. The change in cash provided by financing activities was derived from the changes in the amounts due to our shareholder.

As at December 31, 2018, net cash and cash equivalents balance was $9,114 as compared to balance $38,931 as at December 31, 2017.

As of December 31, 2018, stockholder’s equity was negative $6,405,098, compared to a negative equity of $5,092,072 at December 31, 2017.

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

Off-Balance Sheet Arrangements

As of the date of this Annual Report, the Company does not have any off-balance sheet arrangements, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors, as of December 31, 2018 and 2017.

Going Concern

The independent auditors' report accompanying our December 31, 2018 financial statements filed in this Form 10-K contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

Subsequent Events

On July 30, 2019, the Company cancelled 89,000,000 shares of common stock, par value $.001 per share, and re-issued them to Able Lead Holdings Limited. The issuance was done pursuant to Section 4(a)(2) of the Securities Act of 1933. as it was a non-public offering. On May 12, 2017, the Company had placed the 89,000,000 shares into escrow with Booth Udall Fuller PLC, pending repayment of a loan and discharge of shares of Lutu International by Able Lead Holdings Limited. Full repayment of such was made on February 27, 2019. Therefore, the 89,000,000 shares were returned from escrow and cancelled. Then they were re-issued to Able Lead Holdings Limited.

On September 26, 2019, the Company has resolved to discontinue the operation of the subsidiary company, Shenzhen Qianhai Lutu Supply Chain Management Company Limited. According to the PRC Company Law and related regulation required, a de-registration committee has been properly formed and the de-registration procedures are undergoing accordingly. On November 11, 2019, the Shenzhen taxation bureau has released the taxation completion certificate, and on December 11, 2019, the Shenzhen market supervision administration has released the notice that the de-registration of Shenzhen Qianhai Lutu Supply Chain Management Company Limited is in process. On April 7, 2020, the Company received notice that the de-registration of Shenzhen Qianhai Lutu Supply Chain Management Company Limited had been completed.

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

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet arrangements as of December 31, 2018 and 2017.

New Accounting Pronouncements

See Note 4 to consolidated financial statements included in Item 8, Financial Statements, of this Annual Report on Form 10-K

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the framework set forth in the report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or (“COSO”). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2018.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Regulatory Statement

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. As a “Smaller Reporting Company” management’s report was not subject to attestation by the Company’s registered public accounting firm.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the name, age, and position of our directors and our executive officers as of December 31, 2018. Each director holds office (subject to our By-Laws) until the next annual meeting of shareholders and until such director’s successor has been elected and qualified. Each executive officer holds his office until he resigns, is removed by the board of directors, or his successor is elected and qualified, subject to applicable employment agreements.

NAME	AGE	POSITION	DATE OF APPOINTMENT
Leung Kwong Tak, Michael	62	Chairman of the Board, Director	May 12, 2017
Lam Ching Wan, William	61	Chief Executive Officer, Director	May 12, 2017
Ma Wai Kin	57	Chief Operation Officer and Director	May 12, 2017
Lo Kwok Leung	51	Chief Financial Officer	May 12, 2017

Significant Employees

As of December 31, 2018, we have 21 full time employees.

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

For the relevant interest of RMB513,100 claimed by the Plaintiff, there is no evidence showing that it is more likely than not that the Company will be liable for the said interest. Hence, no provision was made as at December 31, 2018.

Criminal investigation regarding a potential fraud with one of its former customers

Management of the Company suspects that there was a potential fraud committed in the sales made to one of its previous customers. Management reported to the local police of Yuci District, Jinzhong City, Shanxi Province, China about the said potential fraud. The Bureau of Public Security of Yuci District officially undertook the case and initiated investigation procedures on 11 September 2017. Management has been informed that the case is currently still under criminal investigation by relevant authorities.

Criminal investigation against one of GVBT’s former employee

Management of the Company suspects that one of its former senior staff may have committed the offence of “unlawfully taking possession of company property through taking advantage of his position” under his employment with the Company. Management reported to the local police of Yuci District, Jinzhong City, Shanxi Province, China about the said potential fraud on 10 October, 2017. The Bureau of Public Security of Yuci District officially undertook its case and initiated investigation procedures on 28 January 2018. Management has been informed that the case is currently still under criminal investigation by relevant authorities in China.

Compliance with Section 16(A) of The Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our Directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, Directors and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  While the filings that are required to be made under Section 16(a) are currently deficient, the Company understands that the applicable officers, directors and shareholders are working to submit the filings as soon as possible.

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

Item 11. Executive Compensation

The following table sets forth the annual and long-term compensation of our Named Executive Officers for services rendered in all capacities to the Company for the years ended December 31, 2018 and December 31, 2017.

Summary Compensation Table

						Option
			Deferred			and	All Other
Name and			Compen-		Stock	Warrant	Compen-
Principal Position		Salary	sation	Bonus	Awards	Awards	sation	Total

Lam Ching Wan, William,	2017	$0	0	0	0	0	0	0
Chief Executive Officer and Director	2018	$0	$0	$0	$0	$0	$0	$0

Leung Kwong Tak, Michael,	2017	$0	0	0	0	0	0	0
Chairman and Director	2018	$0	$0	$0	$0	$0	$0	$0

Ma Wai Kin,	2017	$0	0	0	0	0	0	0
Chief Operation Officer and Director	2018	$0	$0	$0	$0	$0	$0	$0

Lo Kwok Leung	2017	$0	0	0	0	0	0	0
Chief Financial Officer	2018	$0	$0	$0	$0	$0	$0	$0

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

There are no current outstanding equity awards to our executive officers as of December 31, 2018.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of December 31, 2018: by (i) each person who is known by us to own beneficially more than 5% of our outstanding Common Stock, (ii) by each of our directors, (iii) by each of our executive officers and (iv) by all our directors and executive officers as a group. On such date, we had 160,790,000 shares of Common Stock outstanding.

As used in the table below, the term beneficial ownership with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the 60 days immediately following December 31, 2018. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as described below, during the year ended December 31, 2018 and 2017, there have been no transactions, whether directly or indirectly, between the Company and any of its officers, directors or their family members.

The details for amount due to related parties were as follows:

Amount as at	December 31, 2018	December 31, 2017

Amount due to related parties:
Holmsun Capital Limited (a) (b)	5,310,386	5,300,859
	$5,310,386	$5,300,859

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

The following table lists the transaction with related party in 2018 and 2017:

	December 31, 2018	December 31, 2017

Consultancy fee paid to KM International Property Consultants Limited	$12,632	$62,115

Total	$12,632	$62,115

Mr. Ma Wai Kin, Chief Operation Officer and Director of the Company, has a 100% ownership interest in KM International Property Consultants Limited (“KM”). The main transaction between the Company and KM is the consulting service regarding the marketing activities of GVBT provided by KM.

Board Independence

We currently have three directors serving on our board of directors. Our Board of Directors has adopted the definition of “independence” as described in NASDAQ Rules 4200 and 4350. Independent directors would not include anyone who, within the past three years, be employed by us or any of our parent or subsidiary or any of their family members; or any director who is, or who has a family member who is, a controlling shareholder. Our board of directors has determined that no directors meet the independence requirements.

Item 14. Principal Accounting Fees and Services

The following table presents aggregate fees, including professional audit services and other services rendered by our independent registered public accounting firm Centurion ZD CPA & Co during the years ended December 31, 2018, and Centurion ZD CPA Limited during the years ended December 31, 2017.

	Fiscal 2018	Fiscal 2017
Audit Fees (1)	$69,600	$67,200
Audit Related Fees (2)	$-	$-
Tax Fees (3)	$-	$-
All Other Fees (4)	$-	$-

Total	$69,600	$67,200

________

(1)

Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports.

(2)

Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” There were no such fees in fiscal year 2018 and 2017.

(3)	Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. There were no such fees in fiscal year 2018 and 2017.

(4)	All Other Fees consist of fees for products and services other than the services reported above. There were no such fees in fiscal year 2018 or 2017.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report

(1)	The financial statements listed in the Index to Consolidated Financial Statements are filed as part of this report

(2)	The financial statements listed in the Index are filed as part of this report.

Schedule II – Valuation and Qualifying Accounts and Reserves. Schedule II on page S-1 is filed as part of this report.

(3)	List of Exhibits

See Index to Exhibits in paragraph (b) below.

The Exhibits are filed with or incorporated by reference in this report.

(b)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

(c)	Financial statements required by Regulation S-X which are excluded from the annual report to shareholders by Rule 14a-3(b).

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN VISION BIOTECHNOLOGY CORP.

Dated: May 15, 2020	By:	/s/ Lam Ching Wan, William
Lam Ching Wan, William
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lam Ching Wan, William	Chief Executive Officer and Director	May 15, 2020
Lam Ching Wan, William	(Principal Executive Officer)

/s/ Lo Kwok Leung	Chief Financial Officer	May 15, 2020
Lo Kwok Leung	(Principal Financial and Accounting Officer)

/s/ Leung Kwong Tak, Michael	Chairman of the Board and Director	May 15, 2020
Leung Kwong Tak, Michael

/s/ Ma Wai Kin	Chief Operating Officer and Director	May 15, 2020
Ma Wai Kin

Green Vision Biotechnology Corp. and Subsidiaries

Consolidated Financial Statements

As of December 31, 2018 and December 31, 2017 and

For the Years Ended December 31, 2018 and 2017

With Report of Independent Registered Public Accounting Firm

中正達會計師事務所 Centurion ZD CPA & Co Certified Public Accountants (Practising)
Unit 1304, 13/F, Two Harbourfront, 22 Tak Fung Street, Hunghom, Hong Kong. 香港 紅磡 德豐街22號 海濱廣場二期 13樓1304室 Tel 電話: (852) 2126 2388 Fax 傳真: (852) 2122 9078 Email 電郵: info@czdcpa.com

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Green Vision Biotechnology Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Green Vision Biotechnology Corp. and its subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Centurion ZD CPA & Co.

Centurion ZD CPA & Co.

(as successor to Centurion ZD CPA Limited)

We have served as the Company's auditor since 2016.

Hong Kong, SAR

May 14, 2020

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

(F/K/A VIBE WIRELESS CORP.)

CONSOLIDATED BALANCE SHEETS

As at December 31, 2018 and 2017

(Stated in US Dollars)

	Note	2018	2017
ASSETS
Cash and cash equivalents		$9,114	$38,931
Accounts receivable, net of allowance for doubtful accounts		-	16,139
Inventories, net	7	-	278,086
Advance to suppliers		21,429	48,905
Other receivables	4	6,107	46,058
Amount due from related parties	11	-	-
Total current assets		36,650	428,119

Property, plant equipment, net	5	2,363,148	3,013,161
Intangible assets	6	827,074	883,488
Long term lease prepayment		-	19,962
Restricted cash		1,594	20,362
Total non-current assets		3,191,816	3,936,973

TOTAL ASSETS		$3,228,466	$4,365,092

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable		$28,243	$31,363
Advances from customer		15	15
Accrued expenses		149,103	151,615
Accrued payroll		33,706	19,817
Other payables	9	37,789	47,276
Other tax payables		23,386	10,316
Amount due to related parties	11	5,310,386	5,300,859
Amount due to shareholder		4,050,936	3,895,903
Total current liabilities		9,633,564	9,457,164

TOTAL LIABILITIES		$9,633,564	$9,457,164

Stockholders’ equity
Common stock, $0.001 par value per share, authorized 750,000,000 and 750,000,000 shares, issued and outstanding 160,790,000 shares at December 31, 2018, and December 31, 2017 respectively	18	160,790	160,790
Additional paid-in capital		(282,209)	(282,209)
Accumulated other comprehensive loss		(38,437)	(87,533)
Accumulated deficit		(6,245,242)	(4,883,120)

TOTAL STOCKHOLDERS’ DEFICIT		(6,405,098)	(5,092,072)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$3,228,466	$4,365,092

The accompanying notes are an integral part of the financial statements

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

(F/K/A VIBE WIRELESS CORP.)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2018 and 2017

(Stated in US Dollars)

	Note	Dec 31, 2018	Dec 31, 2017

Revenue, net		$99,595	$135,126
Cost of Sales		78,183	81,871

Gross profit		$21,412	$53,255

Operating expenses
Selling expenses		(28,564)	(52,123)
General and administrative expenses		(1,051,616)	(1,941,930)

(Loss)/income from operations		$(1,058,768)	$(1,940,798)

Non-operating income (expense)
Interest income		77	149
Interest expense		(3,029)	(2,952)
Other income		38,275	263,983
Other expense		(338,677)	(3,552)

(Loss)/income before income taxes		$(1,362,122)	$(1,683,170)

Income tax	12	-	-

Net (loss)/income		$(1,362,122)	$(1,683,170)

Non-controlling interest		-	-
Net (loss)/income attributable to the Company		$(1,362,122)	$(1,683,170)

Foreign currency translation adjustment		49,096	86,565

Comprehensive loss		$(1,313,026)	$(1,596,605)

Basic earnings per share of common stock		$(0.85cents )	$(1.21cents )
Diluted earnings per share		$(0.85cents )	$(1.21cents )

Weighted average number of common shares outstanding – basic and diluted		160,790,000	138,972,219

The accompanying notes are an integral part of the financial statements

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

(F/K/A VIBE WIRELESS CORP.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’DEFICIT AND COMPREHENSIVE INCOME

(Stated in US Dollars)

	Number of common shares outstanding	Amount	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficits	Total stockholders’ equity/ (deficit)

Balance, January 1, 2017	100,000,000	$100,000	(57,120)	(174,098)	(3,199,950)	$(3,331,168)
Reverse merge recapitalization	60,790,000	60,790	(225,089)	-	-	(164,299)
Net loss	-	-	-	-	(1,683,170)	(1,683,170)
Foreign currency translation adjustment	-	-	-	86,565	-	86,565

Balance, December 31, 2017	160,790,000	$160,790	(282,209)	(87,533)	(4,883,120)	$(5,092,072)

Balance, January 1, 2018	160,790,000	$160,790	(282,209)	(87,533)	(4,883,120)	$(5,092,072)
Net loss	-	-	-	-	(1,362,122)	(1,362,122)
Foreign currency translation adjustment	-	-	-	49,096	-	49,096

Balance, December 31, 2018	160,790,000	$160,790	(282,209)	(38,437)	(6,245,242)	$(6,405,098)

The accompanying notes are an integral part of the financial statements

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

(F/K/A VIBE WIRELESS CORP.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	Notes	For Year Ended Dec 31, 2018	For Year Ended Dec 31, 2017

Cash flows from operating activities:
Net (loss)/income		$(1,362,122)	$(1,683,170)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation		226,187	240,526
Amortization of intangible assets		24,369	24,000
Allowance for doubtful accounts		44,194	865,942
Bad debt reversal		(272)	-
Inventory provision		230,372	-
Impairment of property, plant and equipment		333,956	13,975
Impairment of Constriction in progress		1,419	-
Long term lease prepayment		20,006	1,016
Changes in assets and liabilities:
Accounts receivables		(10,177)	(67,568)
Inventories		48,321	(33,869)
Advances to suppliers		21,889	6,818
Other receivables		26,922	63,585
Amount due from related parties		-	2,067,646
Restricted cash		18,747	(19,946)
Accounts payable		(2,028)	(119,634)
Advances from customers		-	(11,822)
Other payables		(8,038)	(142,081)
Tax payables		14,009	(17,899)
Accrued payroll		15,231	1,235
Accrued expenses		(2,127)	21,834
Amount due to related parties		44,577	(1,490,197)

Net cash flows (used in) operating activities		$(314,565)	$(279,609)

Cash flows from investing activities:
Purchases of property, plant and equipment		(613)	(1,936)

Net cash flows (used in) investing activities		$(613)	$(1,936)

Cash flows from financing activities:
Amount due to shareholders		293,603	(198,516)

Net cash flows (used in) / generated by financing activities		$293,603	$(198,516)

Net increase (decrease) in cash and cash equivalents		(21,575)	(480,061)

Effect of foreign currency translation		(8,242)	143
Cash and cash equivalents – beginning of year		38,931	518,849

Net cash flows generated by investing activities		$9,114	$38,931

Non-cash financing activities
Recapitalization		$-	$(164,299)

Supplementary disclosure of cash flow information:
Interest paid		$3,029	$2,952
Income taxes		$-	$-

The accompanying notes are an integral part of the financial statements

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

(F/K/A VIBE WIRELESS CORP.)

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

(F/K/A VIBE WIRELESS CORP.)

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

(F/K/A VIBE WIRELESS CORP.)

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

 Accounting Treatment

The Investment Transaction was accounted for as a reverse-merger and recapitalization. For financial reporting purposes, Lutu International is the acquirer and GVBT is the acquired company. After completion of the transaction, the assets, liabilities, operations results and cash flow of GVBT that will be reflected in the historical consolidated financial statements prior to the Investment Transaction will be those of Lutu International and its subsidiaries and will be recorded at the historical cost basis of Lutu International and its subsidiaries. Number of shares deemed to be outstanding for the period from January 1, 2018 to the acquisition date will be reflected in the balance of the common stock and paid in capital. The Company changed its fiscal year ended from January 31 to December 31.

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

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

(F/K/A VIBE WIRELESS CORP.)

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

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

(F/K/A VIBE WIRELESS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Below is a table with foreign exchange rates used for translation:

For the years ended December 31, (Average Rate)	2018		2017
Chinese Renminbi (RMB)	RMB	6.61633	RMB	6.76141
United States dollar ($)		$1.00000		$1.00000

As of December 31, (Closing Rate)	2018		2017
Chinese Renminbi (RMB)	RMB	6.87755	RMB	6.62061
United States dollar ($)		$1.00000		$1.00000

For the years ended December 31, (Average Rate)	2018		2017
Hong Kong (HKD)	HKD	7.83749	HKD	7.79197
United States dollar ($)		$1.00000		$1.00000

As of December 31, (Closing Rate)	2018		2017
Hong Kong (HKD)	HKD	7.83170	HKD	7.80715
United States dollar ($)		$1.00000		$1.00000

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

(F/K/A VIBE WIRELESS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

During the year ended December 31, 2018 and 2017, the provision of sales return were $ Nil respectively.

Cost of Goods Sold

Cost of goods sold includes the cost of materials, labor, and relevant manufacturing expenses.

Selling Expenses

Selling expenses include packaging and shipping costs, as well as advertising and certain expenses associated with operating the Company’s corporate headquarters.

Advertising Costs

The Company expensed all advertising costs as incurred. Advertising expense, net of reimbursement from suppliers, amounted to $Nil and $10,432 for the year ended December 31, 2018 and 2017 respectively. Advertising expense is included in selling expense and general and administrative expenses in the accompanying consolidated statements of income.

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

The Company did not have a lease that met the criteria of a capital lease. Leases that do not qualify as a capital lease are classified as an operating lease. Operating lease rental expenses included in selling, general and administrative expenses for year ended December 31, 2018 and 2017 were $15,382 and $17,986 respectively.

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

(F/K/A VIBE WIRELESS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

During the year ended December 31, 2018 and 2017, the provision of doubtful debts were $26,619 and $865,942 respectively.

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

During the year ended December 31, 2018 and 2017, the provision of inventory were $230,372 and $Nil respectively.

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

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

(F/K/A VIBE WIRELESS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company performed an annual impairment test as of the end of fiscal year 2018, and determined that an impairment loss in the amount of $Nil were recorded in 2018.

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

During the reporting periods, the Company performed the evaluation and impairment loss of $333,956 was recorded.

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

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

(F/K/A VIBE WIRELESS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The total amounts for such employee benefits which were expensed were $18,586 and $15,136 for the year ended December 31, 2018 and 2017 respectively.

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

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

(F/K/A VIBE WIRELESS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

(F/K/A VIBE WIRELESS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

(F/K/A VIBE WIRELESS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

(F/K/A VIBE WIRELESS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. GOING CONCERN

As of December 31, 2018 and 2017, the Company has an accumulated deficit of $6,245,242 and $4,883,120 respectively, and its current liabilities exceed its current assets resulting in negative working capital of $9,596,914 and $9,029,045 respectively. In view of the matters described above, recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company's ability to raise additional financing and to succeed in its future operations. The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors and/or stockholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

(F/K/A VIBE WIRELESS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. OTHER RECEIVABLES

Other receivables consisted of the following:

	Dec 31, 2018	Dec 31, 2017

Deposits	$101,900	$108,930
Prepaid expenses	4,213	82
Advance to employee	14,255	43,013

Less: Allowance for doubtful debts	(114,261)	(105,967)

Total	$6,107	$46,058

NOTE 5. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	Dec 31, 2018	Dec 31, 2017

Buildings	$2,907,837	$3,020,685
Machinery & equipment	-	573,427
Office equipment	66,562	68,495
Motor vehicles	97,010	100,775

Total property, plant and equipment	3,071,409	3,763,382
Less: accumulated depreciation and impairment charges	(708,261)	(750,221)

Total property, plant and equipment, net	$2,363,148	$3,013,161

The depreciation expenses for the year ended December 31, 2018 and 2017 were $226,187 and $240,526 respectively.

NOTE 6. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	Dec 31, 2018	Dec 31, 2017

Land use rights	$1,170,387	$1,205,819
Software system	1,277	1,326
Less – accumulated amortization	(344,590)	(333,647)

Total intangible assets, net	$827,074	$883,488

The amortization expenses of land use rights and software systems for the year ended December 31, 2018 and 2017 were $24,369 and $24,000 respectively.

Future amortization of land use rights and software systems is as follows:

Years ending December 31,	Amount
2019	$23,408
2020	23,408
2021	23,408
2022	23,408
2023	23,408
Thereafter	710,034

Total	$827,074

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

(F/K/A VIBE WIRELESS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. INVENTORIES

Inventories consisted of the following:

	December 31, 2018	December 31, 2017

Raw material	$67,908	$110,841
Work in progress	-	7,044
Finished goods	119,749	139,988
Goods on consignment	33,625	20,213
Less: Provision of inventory	(221,282)	-

Inventories, net	$-	$278,086

The provision of inventory for the year ended December 31, 2018 and 2017 were $230,372 and $Nil respectively.

NOTE 8. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Sales:

Customer	As at December 31, 2018		As at December 31, 2017
A	$21,404	21%	$33,022	24%
B	19,285	19%	32,255	24%
C	19,016	19%	26,632	20%
D	15,894	16%	14,914	11%
E	10,445	10%	13,316	10%
Total	$86,044	85%	$120,319	89%

Purchases:

Supplier	As at December 31, 2018		As at December 31, 2017
AA	$4,467	49%	$41,882	49%
BB	3,367	37%	17,549	21%
CC	698	8%	11,849	14%
DD	425	5%	5,203	6%
EE	204	1%	2,444	3%
Total	$9,161	100%	$78,927	93%

NOTE 9. OTHER PAYABLES

Other payables consisted of the following:

	December 31, 2018	December 31, 2017

Payables to employees	$1,859	$5,826
Miscellaneous	35,930	41,450

Total other payables	$37,789	$47,276

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

(F/K/A VIBE WIRELESS CORP.)

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

The following table sets forth the computation of basic and diluted net income per common share:

Year ended December 31,	2018	2017

Net loss attributable to ordinary shareholders for computing basic net loss per ordinary share	$(1,362,122)	$(1,683,170)
Weighted-average shares of common stock outstanding in computing net loss per common stock
Basic	160,790,000	138,972,219
Diluted	160,790,000	138,972,219
Basic loss per share of common stock	(0.85)cents	(1.21)cents
Diluted loss per share	(0.85)cents	(1,21)cents

NOTE 11. AMOUNT DUE TO RELATED PARTIES

The details for amount due to related parties were as follows:

Amount as at	December 31, 2018	December 31, 2017
Amount due to related parties:
Holmsun Capital Limited (a) (b)	5,310,386	5,300,859
	$5,310,386	$5,300,859

(a)	Common director, LEUNG Kwong Tak of operating subsidiary Lutu International Biotechnology Limited
(b)	Common shareholder, LEUNG Kwong Tak of operating subsidiary Lutu International Biotechnology Limited

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

(F/K/A VIBE WIRELESS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. INCOME TAXES

The Company and its subsidiaries have no operation in United States, Cayman Islands and British Virgin Islands, and are not subject to any domestic income tax. Therefore, no domestic income tax of United States, Cayman Islands and British Virgin Islands are paid in the year ended December 31, 2018 and 2017 respectively.

Hong Kong Prolific Mineral Resources Holdings Limited was incorporated in Hong Kong and is subjected to Hong Kong profits tax rate of 16.5% for the year ended December 31, 2018 and 2017. Income tax (reversal) expense amounted to $Nil for the year ended December 31, 2018 and 2017.

A reconciliation of the provision for income taxes with amounts determined by applying the Hong Kong profit rate of 16.5% to income before income taxes is as follows:

	December 31, 2018	December 31, 2017

Profit (Loss) before income tax	$(209,849)	$(333,619)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable loss	$(209,849)	$(333,619)
Hong Kong Profits Tax rate	16.5%	16.5%
Current tax credit	$34,625	$55,047
Less: Valuation allowance	(34,625)	(55,047)
	$-	$-

No deferred tax has been provided as there are no material temporary differences arising during the year ended December 31, 2018 and 2017.

Shanxi Green Biotechnology Industry Company Limited and Shenzhen Qianhai Lutu Supply Chain Management Company Limited were incorporated in the PRC and are subjected to income taxes under the current laws of the PRC. The EIT rate of PRC was 25% for the year ended December 31, 2018 and 2017.

Profit (loss) before income tax of $(1,152,274) and $(1,272,919) for the year ended December 31, 2018 and 2017 respectively, were attributed to operations in China. The income tax expenses consisted of the following:

	December 31, 2018	December 31, 2017

Profit (Loss) before income tax	$(1,152,274)	$(1,272,919)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable loss	$(1,152,274)	$(1,272,919)
China Enterprise Income Tax rate	25%	25.0%
Current tax credit	$288,069	$318,230
Less: Valuation allowance	(288,069)	(318,230)
	$-	$-

No deferred tax has been provided as there are no material temporary differences arising during the year ended December 31, 2018 and 2017.

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

(F/K/A VIBE WIRELESS CORP.)

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

In the year ended December 31, 2018 and 2017, the Company is regarded as a single operating segment, being engaged in the manufacturing of bio-fertilizer. This principal activity and geographical market are substantially based in China, accordingly, no operating or geographical segment information are presented.

NOTE 14. COMPREHENSIVE INCOME

Total comprehensive income includes, in addition to net income, changes in equity that are excluded from the consolidated statements of income and are recorded directly into a separate section of shareholders’ equity on the consolidated balance sheets. Comprehensive income and its components consist of the following:

Year Ended December 31	2018	2017

Net loss	$(1,362,122)	$(1,683,170)
Other comprehensive income, net of tax
Foreign currency translation adjustment	49,096	86,565

Comprehensive loss	$(1,313,026)	$(1,596,605)

NOTE 15. COMMITMENTS AND CONTINGENCIES

Operating Leases

Certain of our real properties are operated under lease agreements. Rental expense under operating leases was as follows:

	December 31, 2018	December 31, 2017

Rent expense	$15,382	$17,986

Total rent expense, net	$15,382	$17,986

Annual minimum payments under operating leases are as follows:

Years Ended December 31,	Minimum Lease Payment

2019	$9,741
2020	-

Total	$9,741

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

(F/K/A VIBE WIRELESS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. RELATED PARTY TRANSACTIONS

The Board must approve all related party transactions. All material related party transactions will be made or entered into on terms that are no less favorable to the Company than can be obtained from unaffiliated third parties.

The following table lists the transaction with related party in 2018 and 2017:

	December 31, 2018	December 31, 2017

Consultancy fee paid to KM International Property Consultants Limited	$12,632	$62,115

Consultancy fee, net	$12,632	$62,115

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

For the relevant interest of RMB513,100 claimed by the Plaintiff, there is no evidence showing that it is more likely than not that the Company will be liable for the said interest. Hence, no provision was made as at December 31, 2018.

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

(F/K/A VIBE WIRELESS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. LEGAL PROCEEDINGS(CONTINUED)

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

NOTE 18. COMMON STOCK

On July 30, 2019, the Company cancelled 89,000,000 shares of common stock, par value $.001 per share, and re-issued them to Able Lead Holdings Limited. The issuance was done pursuant to Section 4(a)(2) of the Securities Act of 1933. as it was a non-public offering. On May 12, 2017, the Company had placed the 89,000,000 shares into escrow with Booth Udall Fuller PLC, pending repayment of a loan and discharge of shares of Lutu International by Able Lead Holdings Limited. Full repayment of such was made on February 27, 2019. Therefore, the 89,000,000 shares were returned from escrow and cancelled. Then they were re-issued to Able Lead Holdings Limited.

NOTE 19. SUBSEQUENT EVENT

On September 26, 2019, the Company has resolved to discontinue the operation of the subsidiary company, Shenzhen Qianhai Lutu Supply Chain Management Company Limited. According to the PRC Company Law and related regulation required, a de-registration committee has been properly formed and the de-registration procedures are undergoing accordingly. On November 11, 2019, the Shenzhen taxation bureau has released the taxation completion certificate, and on December 11, 2019, the Shenzhen market supervision administration has released the notice that the de-registration of Shenzhen Qianhai Lutu Supply Chain Management Company Limited is in process. On April 7, 2020, the Company received notice that the de-registration of Shenzhen Qianhai Lutu Supply Chain Management Company Limited had been completed.

Other than as described on Note 17, Note 18 and above, management has evaluated all activities and concluded that there was no other subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

All subsequent events are being disclosed in the Company’s periodic reports that are currently in preparation for filing. Such events shall be described in detail therein.

 GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

SCHEDULE III

QUARTERLY INFORMATION (UNAUDITED)

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

