Form 10-Q
period 2019-03-31
GREEN VISION BIOTECHNOLOGY CORP.
filed 2020-05-28
CIK 1571804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from __________ to __________

Commission File No. No. 000-55210

GREEN VISION BIOTECHNOLOGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	7380	98-1060941
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

Rooms 1804-06, 18/F., Wing On House, 71 Des Voeux Road Central,

Hong Kong SAR, China

852-94929967

(Address and telephone of principal executive offices)

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

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☒     No ☐

No market value has been computed as of March 31, 2019 based upon the fact that no active trading market has been established.

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the most practicable date: As of May 1, 2020, there were 160,790,000 shares of Common Stock of the issuer outstanding.

PART I. FINANCIAL INFORMATION

ITEM: 1 FINANCIAL STATEMENTS

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Note	March 31, 2019	December 31, 2018
		(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents		$13,447	$9,114
Accounts receivable, net of allowance for doubtful accounts		1,893	-
Inventories, net	7	-	-
Advance to suppliers		21,934	21,429
Other receivables	4	6,942	6,107
Total current assets		44,216	36,650

Property, plant equipment, net	5	2,385,712	2,363,148
Construction in progress		-	-
Intangible assets	6	841,890	827,074
Long term lease prepayment		-	-
Restricted cash		1,636	1,594
Total non-current assets		3,229,238	3,191,816
TOTAL ASSETS		$3,273,454	$3,228,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable		$26,539	$28,243
Advances from customer		1,029	15
Accrued expenses		170,680	149,103
Accrued payroll		9,339	33,706
Other payables	9	77,053	37,789
Other tax payables		24,031	23,386
Amount due to related parties	11	5,312,408	5,310,386
Amount due to shareholder		4,141,763	4,050,936
Total current liabilities		9,762,842	9,633,564
TOTAL LIABILITIES		$9,762,842	$9,633,564

Stockholders’ equity
Common stock, $0.001 par value per share, authorized 750,000,000 and 750,000,000 shares, issued and outstanding 160,790,000 shares at March 31, 2019, and December 31, 2018 respectively		160,790	160,790
Additional paid-in capital		(282,209)	(282,209)
Accumulated other comprehensive loss		(47,033)	(38,437)
Accumulated deficit		(6,320,936)	(6,245,242)
TOTAL STOCKHOLDERS’ DEFICIT		(6,489,388)	(6,405,098)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$3,273,454	$3,228,466

See accompanying notes to unaudited consolidated financial statements

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Note	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
		$	$
Revenue, net		$29,834	$52,917
Cost of Sales		29,010	37,255

Gross profit		$824	$15,662

Operating expenses
Selling expenses		(47)	(3,898)
General and administrative expenses		(98,966)	(243,371)

(Loss)/income from operations		$(98,189)	$(231,607)

Non-operating income (expense)
Interest income		6	26
Interest expense		(317)	(1,856)
Other income		28,259	124
Other expense		(5,453)	-

(Loss)/income before income taxes		$(75,694)	$(233,313)
Income tax	12	-	-

Net (loss)/income		$(75,694)	$(233,313)

Non-controlling interest		-	-
Net (loss)/income attributable to the Company		$(75,694)	$(233,313)

Foreign currency translation adjustment		(8,596)	49,883

Comprehensive loss	14	$(84,290)	$(183,430)

Basic earnings per share of common stock	10	$(0.05cents )	$(0.15cents )
Diluted earnings per share	10	$(0.05cents )	$(0.15cents )

Weighted average number of common shares outstanding – basic and diluted		160,790,000	160,790,000

See accompanying notes to unaudited consolidated financial statements

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’DEFICIT AND COMPREHENSIVE INCOME

(UNAUDITED)

	Number of common shares outstanding	Amount	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficits	Total stockholders’ equity/ (deficit)

Balance, January 1, 2018	160,790,000	$160,790	(282,209)	(87,533)	(4,883,120)	$(5,092,072)
Net loss	-	-	-	-	(233,313)	(233,313)
Foreign currency translation adjustment	-	-	-	49,883	-	49,883

Balance, March 31, 2018	160,790,000	$160,790	(282,209)	(37,650)	(5,116,433)	$(5,275,502)

Balance, January 1, 2019	160,790,000	$160,790	(282,209)	(38,437)	(6,245,242)	$(6,405,098)
Net loss	-	-	-	-	(75,694)	(75,694)
Foreign currency translation adjustment	-	-	-	(8,596)	-	(8,596)

Balance, March 31, 2019	160,790,000	$160,790	(282,209)	(47,033)	(6,320,936)	$(6,489,388)

See accompanying notes to unaudited consolidated financial statements

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended March 31,
	2019	2018
Cash flows used in operating activities:
Net (loss) income	$(75,694)	$(233,313)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	36,710	61,167
Amortization of intangible assets	5,968	6,331
Allowance for doubtful accounts	-	-
Long term lease prepayment	-	152
Inventory provision reversal	(66,640)	-
Changes in assets and liabilities:
Accounts receivable	(1,883)	(33,882)
Inventories	66,640	10,230
Advances to suppliers	34	(22)
Other receivables	(678)	13,843
Amount due from related parties	-	-
Restricted cash	(1)	(18)
Accounts payable	(2,402)	(1,541)
Advances from customer	1,008	11,656
Other payables	38,113	26,664
Other tax payables	55	(10,613)
Accrued payroll	(25,084)	6,397
Accrued expenses	21,813	(34,942)
Amount due to related parties	(2,509)	55,215
Net cash provided by (used for) operating activities	(4,550)	(122,676)
Cash flows used for investing activities:
Purchases of property, plant and equipment	-	(637)
Construction in progress	-	(1,475)
Net cash used for investing activities	-	(2,112)
Cash flows provided by (used for) financing activities:
Amounts due to shareholder	8,730	104,692
Net cash provided by (used for) financing activities	8,730	104,692

Net increase (decrease) in cash	4,180	(20,096)
Effect of foreign currency translation	153	1,078
Cash – beginning of period	9,114	38,931
Cash – end of period	$13,447	$19,913
Supplemental disclosures of cash flow information:
Interest paid	$317	$1,856
Income taxes	$-	$-

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

_______________

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

Below is a table with foreign exchange rates used for translation:

For the three months and year ended, (Average Rate)	Mar. 31, 2019		Dec 31, 2018		Mar. 31, 2018
Chinese Renminbi (RMB)	RMB	6.78630	RMB	6.61633	RMB	6.35819
United States dollar ($)		$1.00000		$1.00000		$1.00000

As of (Closing Rate)	Mar. 31, 2019		Dec 31, 2018		Mar. 31, 2018
Chinese Renminbi (RMB)	RMB	6.69580	RMB	6.87755	RMB	6.28068
United States dollar ($)		$1.00000		$1.00000		$1.00000

For the three months and year ended, (Average Rate)	Mar. 31, 2019		Dec 31, 2018		Mar. 31, 2018
Hong Kong (HKD)	HKD	7.84110	HKD	7.83749	HKD	7.78750
United States dollar ($)		$1.00000		$1.00000		$1.00000

As of (Closing Rate)	Mar. 31, 2019		Dec 31, 2018		Mar. 31, 2018
Hong Kong (HKD)	HKD	7.84630	HKD	7.83170	HKD	7.84906
United States dollar ($)		$1.00000		$1.00000		$1.00000

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING (CONTINUED)

Foreign Currency Translation(continued)

For the three months and year ended, (Average Rate)	Mar. 31, 2019		Dec 31, 2018		Mar. 31, 2018
Hong Kong (HKD)	HKD	1.16270	HKD	1.18639	HKD	1.23124
Chinese Yuan (¥)		$1.00000		$1.00000		$1.00000

As of (Closing Rate)	Mar. 31, 2019		Dec 31, 2018		Mar. 31, 2018
Hong Kong (HKD)	HKD	1.16957	HKD	1.13873	HKD	1.24972
Chinese Yuan (¥)		$1.00000		$1.00000		$1.00000

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

During the three months ended March 31, 2019 and 2018, the provision of sales return were $ Nil respectively.

Cost of Goods Sold

Cost of goods sold includes the cost of materials, labor, and relevant manufacturing expenses.

Selling Expenses

Selling expenses include packaging and shipping costs, as well as advertising and certain expenses associated with operating the Company’s corporate headquarters.

Advertising Costs

The Company expensed all advertising costs as incurred. Advertising expense, net of reimbursement from suppliers, amounted to $Nil and $Nil for the three months ended March 31, 2019 and 2018 respectively. Advertising expense is included in selling expense and general and administrative expenses in the accompanying consolidated statements of income.

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Leases

On January 1, 2019, the Company adopted Topic 842 using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application. Results and disclosure requirements for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with its historical accounting under Topic 840.

The Company elected the package of practical expedients permitted under the transition guidance, which allowed it to carry forward its historical lease classification, its assessment on whether a contract was or contains a lease, and its initial direct costs for any leases that existed prior to January 1, 2019. The Company also elected to combine its lease and non-lease components and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of income on a straight-line basis over the lease term.

Upon adoption, the Company recognized ROU assets with corresponding liabilities on the consolidated balance sheets. The ROU assets include adjustments for prepayments and accrued lease payments. The adoption did not impact its beginning retained earnings, or its prior year consolidated statements of income and statements of cash flows.

Under Topic 842, the Company determines if an arrangement is a lease at inception. ROU assets and liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. As most of its leases do not provide an implicit rate, it uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The ROU asset also includes any lease payments made prior to commencement and is recorded net of any lease incentives received. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise such options.

Operating leases are included in operating lease right-of-use assets, operating lease liabilities, current and non-current operating lease liabilities, on the consolidated balance sheets.

The Company did not have a lease that met the criteria of a capital lease. Leases that do not qualify as a capital lease are classified as an operating lease. Operating lease rental expenses included in selling, general and administrative expenses for the three months ended March 31, 2019 and 2018 were $Nil and $5,083 respectively.

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

During the quarter ended March 31, 2019 and year ended December 31, 2018, the provision of doubtful debts were $Nil and $Nil respectively.

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

During the quarter ended March 31, 2019 and year ended December 31, 2018, the provision of inventory were $Nil and $230,372 respectively.

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

The Company performed an annual impairment test as of the fiscal year ended December 31, 2018, and a quarter review as of the period ended March 31, 2019, and determined that the impairment loss in the amount of $nil and $nil were recorded respectively.

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

The total amounts for such employee benefits which were expensed were $2,233 and $5,682 for the three months ended March 31, 2019 and 2018 respectively.

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

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Guidance

The FASB has issued Accounting Standards Update (ASU) No. 2019-01, Leases (Topic 842): Codification Improvements.

The new ASU aligns the guidance for fair value of the underlying asset by lessors that are not manufacturers or dealers in Topic 842 with that of existing guidance. As a result, the fair value of the underlying asset at lease commencement is its cost, reflecting any volume or trade discounts that may apply. However, if there has been a significant lapse of time between when the underlying asset is acquired and when the lease commences, the definition of fair value (in Topic 820, Fair Value Measurement) should be applied.

The ASU also requires lessors within the scope of Topic 942, Financial Services—Depository and Lending, to present all “principal payments received under leases” within investing activities.

Finally, the ASU exempts both lessees and lessors from having to provide certain interim disclosures in the fiscal year in which a company adopts the new leases standard.

Credit Losses – FASB Issues Targeted Transition Relief to Institutions Applying the Credit Losses Standard

The FASB issued an Accounting Standards Update (ASU) that eases transition to the credit losses standard by providing the option to measure certain types of assets at fair value.

Issued in 2016, the credit losses standard introduced the expected credit losses method for measuring credit losses on financial assets measured at amortized cost, replacing the previous incurred loss method. It also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis.

Some stakeholders, including auto financing institutions that extend credit to borrowers with limited or impaired credit histories, noted that certain financial statement preparers have begun (or are planning) to elect the fair value option on newly originated or purchased financial assets that have historically been measured at amortized cost. They noted that electing the fair value option would require them to maintain dual measurement methods, fair value measurements and amortized cost basis.

ASU 2019-05 allows an option for preparers to irrevocably elect the fair value option, on an instrument-by-instrument basis, for eligible financial assets measured at amortized cost basis upon adoption of the credit losses standard. This increases the comparability of financial statement information provided by institutions that otherwise would have reported similar financial instruments using different measurement methodologies, potentially decreasing costs for financial statement preparers while providing more useful information to investors and other users.

For institutions that have not yet adopted the credit losses standard, the new ASU will be effective when they implement the credit losses standard.

For institutions that have already adopted the credit losses standard, the new ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted in any interim period after the issuance of the new ASU as long as an institution has adopted the credit losses standard.

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Guidance (continued)

FASB Accounting Standards Updates - Accounting Standards Update No. 2019-07 —Codification Updates to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates

Accounting Standards Update No. 2019-07 —Codification Updates to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates

This Accounting Standards Update amends various SEC paragraphs pursuant to the issuance of SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization. Other miscellaneous updates to agree to the electronic Code of Federal Regulations also have been incorporated.

ASU No. 2019-10, Financial Instruments Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, finalizes various effective date delays for private companies, not-for-profit organizations, and certain smaller reporting companies applying the credit losses (CECL), leases, and hedging standards.

•	The effective dates for each of the standards are now as follows:

•

CECL (ASU No. 2016-13): For public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The one-time determination of whether an entity is eligible to be a smaller reporting company should be based on an entity’s most recent determination as of November 15, 2019, in accordance with SEC regulations.

•	For all other entities, for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.

•	Early application is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.

•

Leases (ASU No. 2016-02): A public business entity, a not-for-profit entity that has issued or is a conduit bond obligor for securities that are traded, listed, or quoted on an exchange or an over-the-counter market, and an employee benefit plan that files or furnishes financial statements with or to the U.S. Securities and Exchange Commission, for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Earlier application is permitted.

•

All other entities for financial statements issued for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Earlier application is permitted.

•	Derivatives and Hedging (ASU No. 2017-12): For public business entities, for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.

•	For all other entities, for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021.

•	Early adoption, including adoption in an interim period, is permitted.

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Guidance (continued)

FASB Issues Narrow-Scope Improvements to Credit Losses Standard. The FASB issued an Accounting Standards Update (ASU) that addresses issues raised by stakeholders during the implementation of ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

Among other narrow-scope improvements, the new ASU clarifies guidance around how to report expected recoveries. “Expected recoveries” describes a situation in which an organization recognizes a full or partial writeoff of the amortized cost basis of a financial asset, but then later determines that the amount written off, or a portion of that amount, will in fact be recovered. While applying the credit losses standard, stakeholders questioned whether expected recoveries were permitted on assets that had already shown credit deterioration at the time of purchase (also known as PCD assets).

In response to this question, the ASU permits organizations to record expected recoveries on PCD assets.

In addition to other narrow technical improvements, the ASU also reinforces existing guidance that prohibits organizations from recording negative allowances for available-for-sale debt securities.

The ASU includes effective dates and transition requirements that vary depending on whether or not an entity has already adopted ASU 2016-13.

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. GOING CONCERN

As of March 31, 2019 and December 31, 2018, the Company has an accumulated deficit of $6,320,936 and $6,245,242 respectively, and its current liabilities exceed its current assets resulting in negative working capital of $9,718,626 and $9,596,914 respectively. In view of the matters described above, recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company’s ability to raise additional financing and to succeed in its future operations. The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors and/or stockholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4. OTHER RECEIVABLES

Other receivables consisted of the following:

	March 31, 2019	December 31, 2018
	(unaudited)	(audited)
Deposits	$104,464	$101,900
Prepaid expenses	4,460	4,213
Advance to employee	15,155	14,255

Less: Allowance for doubtful debts	(117,137)	(114,261)
Total	$6,942	$6,107

NOTE 5. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	March 31, 2019	December 31, 2018
	(unaudited)	(audited)
Buildings	$2,981,020	$2,907,837
Machinery & equipment	-	-
Office equipment	68,208	66,562
Motor vehicles	99,452	97,010

Total property, plant and equipment	3,148,680	3,071,409
Less: accumulated depreciation and impairment charges	(762,968)	(708,261)
Total property, plant and equipment, net	$2,385,712	$2,363,148

The depreciation expenses for the three months ended March 31, 2019 and 2018 were $36,710 and $61,167 respectively.

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31, 2019	December 31, 2018
	(unaudited)	(audited)
Land use rights	$1,199,843	$1,170,387
Software system	1,309	1,277
Less – accumulated amortization	(359,262)	(344,590)
Total intangible assets, net	$841,890	$827,074

The amortization expenses of land use rights and software systems for the three months ended March 31, 2019 and 2018 were $5,968 and $6,331 respectively.

Future amortization of land use rights and software systems is as follows:

Years ending December 31,	Amount
2019	$17,998
2020	23,997
2021	23,997
2022	23,997
2023	23,997
Thereafter	727,904
Total	$841,890

NOTE 7. INVENTORIES

Inventories consisted of the following:

	March 31, 2019	December 31, 2018
	(unaudited)	(audited)
Raw material	$70,694	$67,908
Goods on consignment	34,471	33,625
Finished goods	54,697	119,749
Less: Provision of inventory	(159,862)	(221,282)
Inventories, net	$-	$-

NOTE 8. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Sales:

Customer	As at March 31, 2019		As at December 31, 2018
A	$14,650	49%	$21,404	21%
B	6,673	22%	19,285	19%
C	6,406	21%	19,016	19%
D	1,483	5%	15,894	16%
E	622	2%	10,445	10%
Total	$29,834	99%	$86,044	85%

Purchases:

Supplier	As at March 31, 2019		As at December 31, 2018
AA	$-	-%	$4,467	49%
BB	-	-%	3,367	37%
CC	-	-%	698	8%
DD	-	-%	425	5%
EE	-	-%	204	1%
Total	$-	-%	$9,161	98%

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. OTHER PAYABLES

Other payables consisted of the following:

	March 31, 2019	December 31, 2018
	(unaudited)	(audited)

Payables to employees	$3,710	$1,859
Miscellaneous	73,343	35,930
Total other payables	$77,053	$37,789

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

The following table sets forth the computation of basic and diluted net income per common share:

Period ended March 31,	March 31, 2019		March 31, 2018
	(unaudited)		(unaudited)
Net loss attributable to ordinary shareholders for computing basic net loss per ordinary share	$(75,694)		$(233,313)
Weighted-average shares of common stock outstanding in computing net loss per common stock
Basic	160,790,000		160,790,000
Diluted	160,790,000		160,790,000
Basic loss per share of common stock	(0.05	)cents	(0.15	)cents
Diluted loss per share	(0.05	)cents	(0.15	)cents

NOTE 11. AMOUNT DUE FROM / TO RELATED PARTIES

The details for amount due to related parties were as follows:

Amount as at	March 31, 2019	December 31, 2018
	(unaudited)	(audited)
Holmsun Capital Limited (a) (b)	5,312,408	5,310,386
	$5,312,408	$5,310,386

________________

(a)	Common director, LEUNG Kwong Tak of operating subsidiary Lutu International Biotechnology Limited
(b)	Common shareholder, LEUNG Kwong Tak of operating subsidiary Lutu International Biotechnology Limited

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. INCOME TAXES

The Company and its subsidiaries have no operation in United States, Cayman Islands and British Virgin Islands, and are not subject to any domestic income tax. Therefore, no domestic income tax of United States, Cayman Islands and British Virgin Islands are paid in the quarter ended March 31, 2019 and year ended December 31, 2018.

Hong Kong Prolific Mineral Resources Holdings Limited was incorporated in Hong Kong and is subjected to Hong Kong profits tax rate of 16.5% for the three months ended March 31, 2019 and 2018. Income tax (reversal) expense amounted to $Nil for the quarter ended March 31, 2019 and year ended December 31, 2018.

A reconciliation of the provision for income taxes with amounts determined by applying the Hong Kong profit rate of 16.5% to income before income taxes is as follows:

	March 31, 2019	December 31,2018
	(unaudited)	(audited)
Profit (Loss) before income tax	$(25,704)	$(209,849)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable loss	$(25,704)	$(209,849)
Hong Kong Profits Tax rate	16.5%	16.5%
Current tax credit	$4,241	$34,625
Less: Valuation allowance	(4,241)	(34,625)
	$-	$-

No deferred tax has been provided as there are no material temporary differences arising during the quarter ended March 31, 2019 and year ended December 31, 2018.

Shanxi Green Biotechnology Industry Company Limited and Shenzhen Qianhai Lutu Supply Chain Management Company Limited were incorporated in the PRC and are subjected to income taxes under the current laws of the PRC. The EIT rate of PRC was 25% for the quarter ended March 31, 2019 and year ended December 31, 2018.

Profit (loss) before income tax of $(49,989) and $(1,152,274) for the quarter ended March 31, 2019 and year ended December 31, 2018 respectively, were attributed to operations in China. The income tax expenses consisted of the following:

	March 31, 2019	December 31, 2018
	(unaudited)	(audited)
Profit (Loss) before income tax	$(49,989)	$(1,152,274)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable loss	$(49,989)	$(1,152,274)
China Enterprise Income Tax rate	25%	25.0%
Current tax credit	$12,497	$288,069
Less: Valuation allowance	(12,497)	(288,069)
	$-	$-

No deferred tax has been provided as there are no material temporary differences arising during the quarter ended March 31, 2019 and year ended December 31, 2018.

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

In the quarter ended March 31, 2019 and year ended December 31, 2018, the Company is regarded as a single operating segment, being engaged in the manufacturing of bio-fertilizer. This principal activity and geographical market are substantially based in China, accordingly, no operating or geographical segment information are presented.

NOTE 14. COMPREHENSIVE INCOME

Total comprehensive income includes, in addition to net income, changes in equity that are excluded from the consolidated statements of income and are recorded directly into a separate section of shareholders’ equity on the consolidated balance sheets. Comprehensive income and its components consist of the following:

Period and Year Ended	March 31, 2019	December 31, 2018
	(unaudited)	(audited)
Net loss	$(75,694)	$(1,362,122)
Other comprehensive income, net of tax
Foreign currency translation adjustment	(8,596)	49,096
Comprehensive loss	$(84,290)	$(1,313,026)

NOTE 15. COMMITMENTS AND CONTINGENCIES

Operating Leases

Certain of our real properties are operated under lease agreements. Rental expense under operating leases was as follows:

	March 31, 2019	December 31, 2018
	(unaudited)	(audited)
Rent expense	$-	$15,382

Total rent expense, net	$-	$15,382

Annual minimum payments under operating leases are as follows:

Years Ended December 31,	Minimum Lease Payment

2019	-
2020	-
Total	$-

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. RELATED PARTY TRANSACTIONS

The Board must approve all related party transactions. All material related party transactions will be made or entered into on terms that are no less favorable to the Company than can be obtained from unaffiliated third parties.

The following table listed the transaction with related party for the quarter ended March 31, 2019 and 2018:

	March 31, 2019	March 31, 2018
Consultancy fee paid to KM International Property Consultants Limited	$-	$12,649

Consultancy fee, net	$-	$12,649

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

For the relevant interest of RMB513,100 claimed by the Plaintiff, there is no evidence showing that it is more likely than not that the Company will be liable for the said interest. Hence, no provision was made as at March 31, 2019.

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

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Result of Operations for the Three months ended March 31, 2019 and 2018

Revenue was $29,834 for the three months ended March 31, 2019 (“Q1”), decreased by $23,083, or 43.6% from $52,917 for the three months ended March 31, 2018 (“Comparable Quarter”). The decrease in revenue during the Q1 as compared to the Comparable Quarter was due to the restrictions on our production capacity as a result of the enforcement on new environmental regulations over industrial production by coal-fired boilers by local authorities in Shanxi. In this quarter, our company has conducted various field trials in Guangxi, Heilongjiang, and Yunnan in order to promote our products.

Cost of sales was decreased by $8,245, or 22.1% from $37,255 in the Comparable Quarter to $29,010 in Q1. The decrease was due to the decrease in production corresponding to the decrease in the sales revenue. In terms of percentage of revenue, cost of sales was 97.2% in Q1 as compared to 70.4% in the Comparable Quarter. The decrease in cost of sales with the increase in percentage to revenue, was due to the significant decrease in the production level which worsen the mass of production effect.

Gross profit was decreased by $14,838, or 94.7% from $15,662 in the Comparable Quarter to $824 in Q1. The decrease reflected the correlation in reduction of revenue. In terms of percentage of revenue, the gross profit percentage was decreased to 2.8% for Q1 as compared to 29.6% for the Comparable Quarter. The decrease was primarily due to the significant drop in the sales revenue with resulted to the decrease in the production level.

Selling expenses were decreased by $3,851 or 98.8% from $3,898 for the Comparable Quarter to $47 in Q1. In terms of percentage of revenue, the rates were 0.2% in Q1 compared to 7.4% in the Comparable Quarter. The decrease is primarily due to the decrease of testing expenses and shipping and transportation expenses which were correlated to the decrease in sales.

General and administrative expenses were decreased by $144,405, or 59.3% from $243,371 for the Comparable Quarter to $98,966 for Q1. The decrease is primarily due to the salary and consultation fee in Q1.

The following is a summary of general and administrative expenses for the three months ended March 31, 2019, and 2018.

	March 31, 2019	March 31, 2018
	Unaudited	Unaudited	Difference
Consulting fees	$15,608	$58,585	$(42,977)
Salary and payroll expenses	15,507	54,832	(39,325)
Professional fees	7,408	7,909	(501)
Travel and entertainment	9,331	20,735	(11,404)
Research and Development	-	786	(786)
Provision for doubtful debts	-	-	-
Depreciation and amortization	42,678	55,428	(12,750)
Other	8,434	45,096	(36,662)
	$98,966	$243,371	$(144,405)

Consulting fees were decreased by $42,977, or 73.4%, from $58,585 in Comparable Quarter to $15,608 in Q1, owing to the engagement of less external consultants to improve the Company’s operating activities in the Comparable Quarter.

Our salary and payroll expenses were decreased by $39,325, or 71.7%, to $15,507 in Q1, as compared to $54,832 in the Comparable Quarter. We anticipate that salary and payroll expenses will rise in future periods as it becomes necessary to increase our staff in order to enhance our management quality for the listing requirement and to increase our production activities.

Professional fees were decreased by $501, from $7,909 in Comparable Quarter to $7,408 in Q1. The decrease of professional fees was due to the engagement of less independent professionals such as international lawyers and accountants.

Travel and entertainment expenses were decreased by $11,404, or 55.0%, from $20,735 in Comparable Quarter to $9,331 in Q1. The decrease of travel and entertainment expenses was due to the reduction of project-based travelling activities.

Research and Development expenses were decreased to $Nil in Q1 from $786 in Comparable Quarter.

Depreciation and amortization expenses were decreased by $12,750, or 23.0%, from $55,428 in Comparable Quarter to $42,678 in Q1.

Other expenses include items such as office expenses, software related costs, telephone and a variety of other miscellaneous expenses. None of these expenses alone changed significantly except transportation fee, as the difference was $36,662, or 81.3% decrease from $45,096 in Comparable Quarter to $8,434 in Q1.

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

Our loss from operations was decreased by $133,418 or 57.6%, to negative $98,189 in Q1, from $231,607 in Comparable Quarter.

Non-operating income (expenses) was increased by $24,201, or 1419%, to income of $22,495 in Q1, from expenses of negative $1,706 in Comparable Quarter, of which mainly due to the increase of other income increase $28,135 from $124 in Comparable Quarter to $28,259 in Q1.

The net loss attributed to the Company was reduced by $157,619, or 67.6% to negative $75,694 in Q1, as compared to negative $233,313 in Comparable Quarter.

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

Working capital

At March 31, 2019, we had a working capital deficit of $9,718,626, as compared to a working capital deficit of $9,596,914 at December 31, 2018. Of the working capital deficit at March 31, 2019, $9,454,171 was amount due to related parties and shareholder. Excluding the amounts due to related parties and shareholder, we would have had a negative working capital of $264,455 at March 31, 2019. As comparison, the working capital deficit at December 31, 2018, $9,361,322 was amount due to related parties and holding company. Excluding the amounts due to related parties and holding company, we would have had a negative working capital of $235,592 at December 31, 2018. The amounts due to related parties and shareholder are unsecured, interest free and repayable on demand.

Operating activities

During the three months ended March 31, 2019, operating activities used cash of $4,550, and for the comparable three months ended March 31, 2018, operating activities used cash in operations of $122,676. The use of cash in operating activities for the three months ended March 31, 2019 was mainly derived from a net loss of $75,694 with a non-cash item of $42,678 ($36,710 plus $5,968) in depreciation and amortization and negative $66,640 in inventory provision reversal ; moreover, there was an increase in cash of $66,640 in inventories; an increase in cash of $38,113 in other payable and an increase in cash of $21,813 in accrued expenses, which were offset by a decrease in cash of $1,883 in accounts receivable; a decrease in cash of 2,402 in accounts payable; a decrease in cash of $25,084 in accrued payroll and a decrease in cash of $2,509 in amount due to related parties. As comparison, the use of cash in operating activities for the comparable three months ended March 31, 2018 was mainly derived from a net loss of $ $233,313 with a non-cash item of $67,498 ($61,167 plus $6,331) in depreciation and amortization; moreover, there was an increase in cash of $10,230 in inventories; an increase in cash of $13,843 in other receivables; an increase in cash of $26,664 in other payable and an increase in cash of $55,215 in amount due to related parties, which were offset by a decrease in cash of $33,882 in accounts receivable; a decrease in cash of 10,613 in tax payables; and a decrease in cash of $34,942 in accrued expenses.

Investing Activities

During the three months ended March 31, 2019, investing activities used $Nil of cash; and for comparable three months ended March 31, 2018, investing activities used $2,112 of cash.

Financing Activities:

During the three months ended March 31, 2019, financing activities provided cash of $8,730; and for comparable three months ended March 31, 2018, financing activities provided cash of $104,692. The change of cash provided by financing activities was derived from the changes in the amounts due to our shareholder.

As at March 31, 2019, net cash and cash equivalents balance was $13,447 as compared to balance $9,114 as at December 31, 2018.

As of March 31, 2019, stockholder’s equity was negative $6,489,388, compared to a negative equity of $6,405,098 at December 31, 2018.

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

Since 2017, local government of Jinzhong City, Shanxi Province, China (where Shanxi Lutu and our production plant is located) has promulgated a new set of environmental regulations restricting the use of coal-fired boilers in factories. Since coal-powered generators were used in our production plant, our production activities in 2019 were restricted to a certain extent.

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

Going Concern

The independent auditors' report accompanying our December 31, 2018 audited financial statements filed in Form 10-K on May 15, 2020 contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted by an officer under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three months period ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For the relevant interest of RMB513,100 claimed by the Plaintiff, there is no evidence showing that it is more likely than not that the Company will be liable for the said interest. Hence, no provision was made as at March 31, 2019.

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

GREEN VISION BIOTECHNOLOGY CORP.

Date: May 28, 2020	By:	/s/ William Ching Wan Lam
William Ching Wan Lam
Chief Executive Officer

Date: May 28, 2020	By:	/s/ Kwok Leung Lo
Kwok Leung Lo
Chief Financial Officer

