Form 10-Q
period 2019-06-30
GREEN VISION BIOTECHNOLOGY CORP.
filed 2020-06-30
CIK 1571804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

☐          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from                   to __________

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

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☒      No ☐

No market value has been computed as of June 30, 2019 based upon the fact that no active trading market has been established.

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the most practicable date: As of June 29, 2020, there were 160,790,000 shares of Common Stock of the issuer outstanding.

PART I. FINANCIAL INFORMATION

ITEM: 1 FINANCIAL STATEMENTS

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Note	June 30, 2019	December 31, 2018
ASSETS		(Unaudited)	(Audited)
Cash and cash equivalents		$12,169	$9,114
Accounts receivable, net of allowance for doubtful accounts		10,728	-
Inventories, net	7	-	-
Advance to suppliers		21,755	21,429
Other receivables	4	3,353	6,107
Total current assets		48,005	36,650

Property, plant equipment, net	5	2,347,941	2,363,148
Construction in progress		-	-
Intangible assets	6	835,583	827,074
Long term lease prepayment		-	-
Restricted cash		1,636	1,594
Total non-current assets		3,185,160	3,191,816
TOTAL ASSETS		$3,233,165	$3,228,466
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable		$26,529	$28,243
Advances from customer		15	15
Accrued expenses		182,217	149,103
Accrued payroll		10,861	33,706
Other payables	9	75,958	37,789
Other tax payables		9,152	23,386
Amount due to related parties	11	5,361,240	5,310,386
Amount due to shareholder		4,177,818	4,050,936
Total current liabilities		9,843,790	9,633,564
TOTAL LIABILITIES		$9,843,790	$9,633,564

Stockholders’ equity
Common stock, $0.001 par value per share, authorized 750,000,000 and 750,000,000 shares, issued and outstanding 160,790,000 shares at June 30, 2019, and December 31, 2018 respectively		160,790	160,790
Additional paid-in capital		(282,209)	(282,209)
Accumulated other comprehensive loss		(44,776)	(38,437)
Accumulated deficit		(6,444,430)	(6,245,242)
TOTAL STOCKHOLDERS’ DEFICIT		(6,610,625)	(6,405,098)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$3,233,165	$3,228,466

See accompanying notes to unaudited consolidated financial statements

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

 (UNAUDITED)

	Note	Three Months Ended Jun 30, 2019	Three Months Ended Jun 30, 2018	Six Months Ended Jun 30, 2019	Six Months Ended Jun 30, 2018
		$	$	$	$
Revenue, net		41,441	33,650	71,275	86,567
Cost of goods sold		35,228	29,188	64,238	66,443
Gross profit		6,213	4,462	7,037	20,124

Operating expenses
Selling expenses		2,873	26,718	2,920	30,616
General and Administrative expenses		154,811	177,669	253,777	421,040
Total operating expenses		157,684	204,387	256,697	451,656

(Loss)/Income from operations		(151,471)	(199,925)	(249,660)	(431,532)

Non-operating income(expense)
Interest income		4	2	10	28
Interest expenses		(1,288)	(435)	(1,605)	(2,291)
Other income		34,818	-	63,077	124
Other expense		(5,557)	(159)	(11,010)	(159)

(Loss)/Income before income taxes		(123,494)	(200,517)	(199,188)	(433,830)
Income taxes	12	-	-	-	-

Net (loss)/income		(123,494)	(200,517)	(199,188)	(433,830)
Non-controlling interest		-	-	-	-
Net (loss)/income attributable to the Company		(123,494)	(200,517)	(199,188)	(433,830)

Foreign currency translation adjustment		2,257	(9,759)	(6,339)	40,124

Comprehensive (Loss)/Income		(121,237)	(210,276)	(205,527)	(393,706)

Loss per share of common stock	10
Basic earnings per share of common stock		(0.08)cents	(0.13)cents	(0.12)cents	(0.27)cents
Diluted earnings per share		(0.08)cents	(0.13)cents	(0.12)cents	(0.27)cents

Weighted average number of common shares outstanding – basic and diluted		160,790,000	160,790,000	160,790,000	160,790,000

See accompanying notes to unaudited consolidated financial statements

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’DEFICIT AND COMPREHENSIVE INCOME

(UNAUDITED)

	Number of common shares outstanding	Amount	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficits	Total stockholders’ equity/ (deficit)

Balance, January 1, 2018	160,790,000	$160,790	(282,209)	(87,533)	(4,883,120)	$(5,092,072)
Net loss	-	-	-	-	(233,313)	(233,313)
Foreign currency translation adjustment	-	-	-	49,883	-	49,883

Balance, March 31, 2018	160,790,000	$160,790	(282,209)	(37,650)	(5,116,433)	$(5,275,502)
Net loss	-	-	-	-	(200,517)	(200,517)
Foreign currency translation adjustment	-	-	-	(9,759)	-	(9,759)

Balance, June 30, 2018	160,790,000	$160,790	(282,209)	(47,409)	(5,316,950)	$(5,485,778)

Balance, January 1, 2019	160,790,000	$160,790	(282,209)	(38,437)	(6,245,242)	$(6,405,098)
Net loss	-	-	-	-	(75,694)	(75,694)
Foreign currency translation adjustment	-	-	-	(8,596)	-	(8,596)

Balance, March 31, 2019	160,790,000	$160,790	(282,209)	(47,033)	(6,320,936)	$(6,489,388)
Net loss	-	-	-	-	(123,494)	(123,494)
Foreign currency translation adjustment	-	-	-	2,257	-	2,257

Balance, June 30, 2019	160,790,000	$160,790	(282,209)	(44,776)	(6,444,430)	$(6,610,625)

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six Months Ended June 30,
	2019	2018
Cash flows used in operating activities:
Net (loss) income	$(199,188)	$(433,830)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	73,413	120,548
Amortization of intangible assets	11,934	12,642
Allowance for doubtful accounts	54,067	-
Long term lease prepayment	-	304
Bad debt reversal	-	(277)
Inventory provision reversal	(63,078)	-
Changes in assets and liabilities:
Accounts receivable	(10,675)	(13,627)
Inventories	63,078	46,911
Advances to suppliers	205	(196)
Other receivables	(51,176)	27,013
Amount due from related parties	-	-
Restricted cash	(2)	(18)
Accounts payable	(2,402)	(2,105)
Advances from customer	-	-
Other payables	37,047	24,730
Other tax payables	(14,741)	(58)
Accrued payroll	(23,563)	4,741
Accrued expenses	33,405	(31,044)
Amount due to related parties	48,352	40,260
Net cash provided by (used for) operating activities	(43,324)	(204,006)
Cash flows used for investing activities:
Purchases of property, plant and equipment	-	(636)
Construction in progress	-	(1,472)
Net cash used for investing activities	-	(2,108)
Cash flows provided by (used for) financing activities:
Amounts due to shareholder	46,250	177,388
Net cash provided by (used for) financing activities	46,250	177,388

Net increase (decrease) in cash	2,926	(28,726)
Effect of foreign currency translation	129	557
Cash – beginning of period	9,114	38,931
Cash – end of period	$12,169	$10,762
Supplemental disclosures of cash flow information:
Interest paid	$1,605	$2,291
Issuance of common stock	$-	$-

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

Below is a table with foreign exchange rates used for translation:

For the six months and year ended, (Average Rate)	June 30, 2019		Dec 31, 2018		June 30, 2018
Chinese Renminbi (RMB)	RMB	6.74470	RMB	6.61633	RMB	6.36810
United States dollar ($)		$1.00000		$1.00000		$1.00000

As of (Closing Rate)	June 30, 2019		Dec 31, 2018		June 30, 2018
Chinese Renminbi (RMB)	RMB	6.71120	RMB	6.87755	RMB	6.61980
United States dollar ($)		$1.00000		$1.00000		$1.00000

For the six months and year ended, (Average Rate)	June 30, 2019		Dec 31, 2018		June 30, 2018
Hong Kong (HKD)	HKD	7.84600	HKD	7.83749	HKD	7.83779
United States dollar ($)		$1.00000		$1.00000		$1.00000

As of (Closing Rate)	June 30, 2019		Dec 31, 2018		June 30, 2018
Hong Kong (HKD)	HKD	7.84980	HKD	7.83170	HKD	7.84633
United States dollar ($)		$1.00000		$1.00000		$1.00000

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING (CONTINUED)

Foreign Currency Translation(continued)

For the six months and year ended, (Average Rate)	June 30, 2019		Dec 31, 2018		June 30, 2018
Hong Kong (HKD)	HKD	1.16328	HKD	1.18639	HKD	1.23096
Chinese Yuan (¥)		$1.00000		$1.00000		$1.00000

As of (Closing Rate)	June 30, 2019		Dec 31, 2018		June 30, 2018
Hong Kong (HKD)	HKD	1.16966	HKD	1.13873	HKD	1.18528
Chinese Yuan (¥)		$1.00000		$1.00000		$1.00000

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

During the six months ended June 30, 2019 and 2018, the provision of sales return were $ Nil respectively.

Cost of Goods Sold

Cost of goods sold includes the cost of materials, labor, and relevant manufacturing expenses.

Selling Expenses

Selling expenses include packaging and shipping costs, as well as advertising and certain expenses associated with operating the Company’s corporate headquarters.

Advertising Costs

The Company expensed all advertising costs as incurred. Advertising expense, net of reimbursement from suppliers, amounted to $Nil and $Nil for the six months ended June 30, 2019 and 2018 respectively. Advertising expense is included in selling expense and general and administrative expenses in the accompanying consolidated statements of income.

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

Leases(continued)

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

The Company did not have a lease that met the criteria of a capital lease. Leases that do not qualify as a capital lease are classified as an operating lease. Operating lease rental expenses included in selling, general and administrative expenses for the six months ended June 30, 2019 and 2018 were $Nil and $9,740 respectively.

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

During the six months ended June 30, 2019 and year ended December 31, 2018, the provision of doubtful debts were $Nil and $26,619 respectively.

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

During the six months ended June 30, 2019 and year ended December 31, 2018, the provision of inventory were $Nil and $230,372 respectively.

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

The Company performed an annual impairment test as of the fiscal year ended December 31, 2018, and a quarter review as of the period ended June 30, 2019, and determined that the impairment loss in the amount of $Nil and $Nil were recorded respectively.

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

The total amounts for such employee benefits which were expensed were $4,074 and $9,298 for the six months ended June 30, 2019 and 2018 respectively.

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

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. GOING CONCERN

As of June 30, 2019 and December 31, 2018, the Company has an accumulated deficit of $6,444,430 and $6,245,242 respectively, and its current liabilities exceed its current assets resulting in negative working capital of $9,795,785 and $9,596,914 respectively. In view of the matters described above, recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company’s ability to raise additional financing and to succeed in its future operations. The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors and/or stockholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4. OTHER RECEIVABLES

Other receivables consisted of the following:

	June 30, 2019	December 31, 2018
	(unaudited)	(audited)
Deposits	$103,903	$101,900
Prepaid expenses	1,300	4,213
Advance to employee	15,244	14,255

Less: Allowance for doubtful debts	(117,094)	(114,261)

Total	$3,353	$6,107

NOTE 5. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	June 30, 2019	December 31, 2018
	(unaudited)	(audited)
Buildings	$2,979,920	$2,907,837
Office equipment	68,184	66,562
Motor vehicles	99,414	97,010

Total property, plant and equipment	3,147,518	3,071,409
Less: accumulated depreciation and impairment charges	(799,577)	(708,261)

Total property, plant and equipment, net	$2,347,941	$2,363,148

The depreciation expenses for the six months ended June 30, 2019 and 2018 were $73,413 and $120,548 respectively.

The depreciation expenses for the three months ended June 30, 2019 and 2018 were $36,703 and $59,381 respectively.

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30, 2019	December 31, 2018
	(unaudited)	(audited)
Land use rights	$1,199,402	$1,170,387
Software system	1,308	1,277
Less – accumulated amortization	(365,127)	(344,590)

Total intangible assets, net	$835,583	$827,074

The amortization expenses of land use rights and software systems for the six months ended June 30, 2019 and 2018 were $11,934 and $12,642 respectively.

The amortization expenses of land use rights and software systems for the three months ended June 30, 2019 and 2018 were $5,966 and $6,311 respectively.

Future amortization of land use rights and software systems is as follows:

Years ending December 31,	Amount
2019	$11,994
2020	23,988
2021	23,988
2022	23,988
2023	23,988
Thereafter	727,637

Total	$835,583

NOTE 7. INVENTORIES

Inventories consisted of the following:

	June 30, 2019	December 31, 2018
	(unaudited)	(audited)
Raw material	$69,591	$67,908
Finished goods	61,108	119,749
Goods on consignment	32,675	33,625
Less: Provision of inventory	(163,374)	(221,282)

Inventories, net	$-	$-

The provision of inventory for the six months ended June 30, 2019 and 2018 were $Nil and $Nil respectively.

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Sales:

Customer	June 30, 2019		December 31, 2018
	(unaudited)		(audited)
A	$27,534	39%	$21,404	21%
B	15,212	21%	19,285	19%
C	14,650	21%	19,016	19%
D	6,406	9%	15,894	16%
E	5,990	8%	10,445	10%
Total	$69,792	98%	$86,044	85%

Purchases:

Supplier	June 30, 2019		December 31, 2018
	(unaudited)		(audited)
AA	$-	0%	$4,467	49%
BB	-	0%	3,367	37%
CC	-	0%	698	8%
DD	-	0%	425	5%
EE	-	0%	204	1%
Total	$-	0%	$9,161	100%

NOTE 9. OTHER PAYABLES

Other payables consisted of the following:

	June 30, 2019	December 31, 2018
	(unaudited)	(audited)
Payables to employees	$1,965	$1,859
Miscellaneous	73,993	35,930

Total other payables	$75,958	$37,789

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

The following table sets forth the computation of basic and diluted net income per common share:

Period ended June 30,	June 30, 2019	June 30, 2018
	(unaudited)	(unaudited)
Net loss attributable to ordinary shareholders for computing basic net loss per ordinary share	$(199,188)	$(433,830)
Weighted-average shares of common stock outstanding in computing net loss per common stock
Basic	160,790,000	160,790,000
Diluted	160,790,000	160,790,000
Basic loss per share of common stock	(0.12)cents	(0.27)cents
Diluted loss per share	(0.12)cents	(0.27)cents

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. AMOUNT DUE FROM / TO RELATED PARTIES

The details for amount due to related parties were as follows:

Amount as at	June 30, 2019	December 31, 2018
	(unaudited)	(audited)
Holmsun Capital Limited (a) (b)	5,361,240	5,310,386
	$5,361,240	$5,310,386

(a)	Common director, LEUNG Kwong Tak of operating subsidiary Lutu International Biotechnology Limited
(b)	Common shareholder, LEUNG Kwong Tak of operating subsidiary Lutu International Biotechnology Limited

NOTE 12. INCOME TAXES

The Company and its subsidiaries have no operation in United States, Cayman Islands and British Virgin Islands, and are not subject to any domestic income tax. Therefore, no domestic income tax of United States, Cayman Islands and British Virgin Islands are paid in the quarter ended June 30, 2019 and year ended December 31, 2018.

Hong Kong Prolific Mineral Resources Holdings Limited was incorporated in Hong Kong and is subjected to Hong Kong profits tax rate of 16.5% for the six months ended June 30, 2019 and 2018. Income tax (reversal) expense amounted to $Nil for the quarter ended June 30, 2019 and year ended December 31, 2018.

A reconciliation of the provision for income taxes with amounts determined by applying the Hong Kong profit rate of 16.5% to income before income taxes is as follows:

	June 30, 2019	December 31, 2018
	(unaudited)	(audited)
Profit (Loss) before income tax	$(51,278)	$(209,849)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable loss	$(51,278)	$(209,849)
Hong Kong Profits Tax rate	16.5%	16.5%
Current tax credit	$8,461	$34,625
Less: Valuation allowance	(8,461)	(34,625)
	$-	$-

No deferred tax has been provided as there are no material temporary differences arising during the quarter ended June 30, 2019 and year ended December 31, 2018.

Shanxi Green Biotechnology Industry Company Limited and Shenzhen Qianhai Lutu Supply Chain Management Company Limited were incorporated in the PRC and are subjected to income taxes under the current laws of the PRC. The EIT rate of PRC was 25% for the quarter ended June 30, 2019 and year ended December 31, 2018.

Profit (loss) before income tax of $(147,914) and $(1,152,274) for the quarter ended June 30, 2019 and year ended December 31, 2018 respectively, were attributed to operations in China. The income tax expenses consisted of the following:

	June 30, 2019	December 31, 2018
	(unaudited)	(audited)
Profit (Loss) before income tax	$(147,914)	$(1,152,274)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable loss	$(147,914)	$(1,152,274)
China Enterprise Income Tax rate	25%	25%
Current tax credit	$36,979	$288,069
Less: Valuation allowance	(36,979)	(288,069)
	$-	$-

No deferred tax has been provided as there are no material temporary differences arising during the quarter ended June 30, 2019 and year ended December 31, 2018.

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

In the quarter ended June 30, 2019 and year ended December 31, 2018, the Company is regarded as a single operating segment, being engaged in the manufacturing of bio-fertilizer. This principal activity and geographical market are substantially based in China, accordingly, no operating or geographical segment information are presented.

NOTE 14. COMPREHENSIVE INCOME

Total comprehensive income includes, in addition to net income, changes in equity that are excluded from the consolidated statements of income and are recorded directly into a separate section of shareholders’ equity on the consolidated balance sheets. Comprehensive income and its components consist of the following:

Period and Year Ended	June 30, 2019	December 31, 2018
	(unaudited)	(audited)
Net loss	$(199,188)	$(1,362,122)
Other comprehensive income, net of tax
Foreign currency translation adjustment	(6,339)	49,096

Comprehensive loss	$(205,527)	$(1,313,026)

NOTE 15. COMMITMENTS AND CONTINGENCIES

Operating Leases

Certain of our real properties are operated under lease agreements. Rental expense under operating leases was as follows:

	June 30, 2019	December 31, 2018
	(unaudited)	(audited)
Rent expense	$-	$15,382

Total rent expense, net	$-	$15,382

Annual minimum payments under operating leases are as follows:

Years Ended December 31,	Minimum Lease Payment

2019	-
2020	-

Total	$-

NOTE 16. RELATED PARTY TRANSACTIONS

The Board must approve all related party transactions. All material related party transactions will be made or entered into on terms that are no less favorable to the Company than can be obtained from unaffiliated third parties.

The following table listed the transaction with related party for the quarter ended June 30, 2019 and 2018:

	June 30, 2019	June 30, 2018
Consultancy fee paid to KM International Property Consultants Limited	$-	$12,632

Consultancy fee, net	$-	$12,632

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

For the relevant interest of RMB513,100 claimed by the Plaintiff, there is no evidence showing that it is more likely not that the Company will be liable for the said interest. Hence, no provision was made as at June 30, 2019.

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

Result of Operations for the Three Months ended June 30, 2019 and 2018

Revenue was $41,441 for the three months ended June 30, 2019 (“Q2”), increased by $7,791, or 23.2% from $33,650 for the three months ended June 30, 2018 (“Comparable Quarter”). The increase in revenue during the Q2 as compared to the Comparable Quarter was due to the some of the goods on consignment had been sold in Q2.

Cost of sales was increased by $6,040, or 20.7% from $29,188 in the Comparable Quarter to $35,228 in Q2. The increase was due to the increase in production corresponding with the increase in the sales revenue. In terms of percentage of revenue, cost of sales was 85.0% in Q2 as compared to 86.7% in the Comparable Quarter.

Gross profit was increased by $1,751, or 39.2% from $4,462 in the Comparable Quarter to $6,213 in Q2. The increase reflected the correlation in increment of revenue. In terms of percentage of revenue, the gross profit percentage was increased to 15.0% for Q2 as compared to 13.3% for the Comparable Quarter. The increase of gross profit was primarily due to the insignificant rise in the sales revenue.

Selling expenses were decreased by $23,845, or 89.2% from $26,718 for the Comparable Quarter to $2,873 in Q2. In terms of percentage of revenue, the rates were 6.9% in Q2 compared to 79.4% in the Comparable Quarter. The decrease is primarily due to the decrease of transportation fee and sample expenses.

General and administrative expenses were decreased by $22,858, or 12.9% from $177,669 for the Comparable Quarter to $154,811 for Q2. The decrease is primarily due to the salary and depreciation and amortization in Q2.

The following is a summary of general and administrative expenses for the three months ended June 30, 2019, and 2018.

	June 30, 2019	June 30, 2018	Difference
	Unaudited	Unaudited
Consulting fees	$11,514	$13,218	$(1,704)
Salary and payroll expenses	14,870	51,218	(36,348)
Professional fees	8,378	7,156	1,222
Travel and entertainment	6,035	14,339	(8,304)
Provision (Reversal) for doubtful debts	54,060	(277)	54,337
Depreciation and amortization	42,669	65,864	(23,195)
Other	17,285	26,151	(8,866)
	$154,811	$177,669	$(22,858)

Consulting fees were decreased by $1,704, or 12.9%, from $13,218 in Comparable Quarter to $11,514 in Q2.

Our salary and payroll expenses were decreased by $36,348, or 71.0%, to $14,870 in Q2, as compared to $51,218 in the Comparable Quarter.

Professional fees were increased by $1,222, from $7,156 in Comparable Quarter to $8,378 in Q2.

Travel and entertainment expenses were decreased by $8,304, or 57.9%, from $14,339 in Comparable Quarter to $6,035 in Q2. The decrease of travel and entertainment expenses was due to the reduction of project-based travelling activities.

Research and Development expenses were $Nil in Q2 and $Nil in Comparable Quarter.

Provision for doubtful debts was increased to $54,060 in Q2 from bad debt reversal of negative $272 in Comparable Quarter.  The increase was due to the doubtful allowance of the other receivable provided in Q2. The Company is taking all possible action to collect the overdue receivable in the coming year.

Depreciation and amortization expenses were decreased by $23,195, or 35.2%, from $65,864 in Comparable Quarter to $42,669 in Q2.

Other expenses include items such as office expenses, software related costs, telephone and a variety of other miscellaneous expenses. None of these expenses alone changed significantly, as the difference was $8,866, or 33.9% decrease from $26,151 in Comparable Quarter to $17,285 in Q2.

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

Our loss from operations was decreased by $48,454 or 24.2%, to negative $151,471 in Q2, from negative $199,925 in Comparable Quarter.

Non-operating income (expenses) was increased by $28,569 to $27,977 in Q2, from negative $592 in Comparable Quarter, of which mainly due to the increase of other non-operating income in Q2.

The net loss attributed to the Company was decreased by $77,023, or 38.4% to negative $123,494 in Q2, as compared to negative $200,517 in Comparable Quarter.

Result of Operations for the Six months ended June 30, 2019 and 2018

Revenue was decreased by $15,292, or 17.7% from $86,567, in the six months ended June 30, 2018 (the “Six-Month Comparable Period”) to $71,275 in the six months ended June 30, 2019 (the “First Half Year of FY2019”). The decrease in revenue during the First Half Year of FY2019 as compared to the Six Month-Comparable Period was due to the restrictions on our production capacity as a result of the enforcement on new environmental regulations over industrial production by coal-fired boilers by local authorities in Shanxi. In this quarter, our company has conducted various field trials in Guangxi, Heilongjiang, and Yunnan in order to promote our products.

Cost of sales was decreased by $2,205, or 3.3% from $66,443 in the Six Month-Comparable Period to $64,238 in the First Half Year of FY2019. The change of cost of sales because the decrease in production corresponding with the decrease in the sales revenue. In terms of percentage of revenue, cost of sales was 90.1% in the First Half Year of FY2019 as compared to 76.8% in the Six Month-Comparable Period. The decrease was due to the decrease in production corresponding to the decrease in the sales revenue.

Gross profit was decreased by $13,087, or 65.0% from $20,124 in the Six Month-Comparable Period to $7,037 in the First Half Year of FY2019. The decrease reflected the correlation in reduction of revenue. In terms of percentage of revenue. In terms of percentage of revenue, the gross profit percentage was decreased to 9.9% for the First Half Year of FY2019 as compared to 23.2% for the Six Month-Comparable Period. The increase was primarily due to the significant drop in the sales revenue.

Selling expenses were decreased by $27,696, or 90.5%, to $2,920 in the First Half Year of FY2019 from $30,616 in the Six Month-Comparable Period. In terms of percentage of revenue, the rates were 4.1% in the First Half Year of FY2019 compared to 35.4% in the Six Month-Comparable Period. The decrease is primarily due to the decrease of transportation fee and sample expenses.

General and administrative expenses were decreased by $167,263, or 39.7% to $253,777 in the First Half Year of FY2019 from $421,040 in the Six Month-Comparable Period. The decrease is primarily due to the decrease of salary, consulting fee and depreciation and amortization from $299,145 in the Six Month-Comparable Period to $142,846 in the First Half Year of FY2019, and offset the increase of provision for doubtful debts of $54,060 in the First Half Year of FY2019 compared to negative $277 in the Six Month-Comparable Period.

The following is a summary of general and administrative expenses for the six months ended June 30, 2019, and 2018.

	June 30, 2019	June 30, 2018	Difference
	Unaudited	Unaudited
Consulting fees	$27,122	$71,803	$(44,681)
Salary and payroll expenses	30,377	106,050	(75,673)
Professional fees	15,786	15,065	721
Travel and entertainment	15,366	35,074	(19,708)
Research and Development	-	786	(786)
Provision for doubtful debts	54,060	(277)	54,337
Depreciation and amortization	85,347	121,292	(35,945)
Other	25,719	71,247	(45,528)
	$253,777	$421,040	$(167,263)

Consulting fees were decreased by $44,681, or 62.2%, from $$71,803 in the Six Month-Comparable Period to $27,122 in the First Half Year of FY2019.

Our salary and payroll expenses were decreased by $75,673, or 71.4%, to $30,377 in the First Half Year of FY2019, as compared to $106,050 in the Six Month-Comparable Period.

Professional fees were increased by $721, from $15,065 in the Six Month-Comparable Period to $15,786 in the First Half Year of FY2019.

Travel and entertainment expenses were decreased by $19,708, or 56.2%, from $35,074 in the Six Month-Comparable Period to $15,366 in the First Half Year of FY2019. The decrease of travel and entertainment expenses was due to the reduction of project-based travelling activities.

Research and Development expenses were decreased to $Nil in the First Half Year of FY2019 from $786 in the Six Month-Comparable Period.

Provision for doubtful debts was increased to $54,060 (including bad debt reversal of negative $272) in the First Half Year of FY2019 from bad debt reversal of negative $272 in the Six Month-Comparable Period. The increase was due to the doubtful allowance of the other receivable provided in the First Half Year of FY2019. The Company is taking all possible action to collect the overdue receivable in the coming year.

Depreciation and amortization expenses were decreased by $35,945, or 29.6%, from $121,292 in the Six Month-Comparable Period to $85,347 in the First Half Year of FY2019.

Other expenses include items such as office expenses, software related costs, telephone and a variety of other miscellaneous expenses. None of these expenses alone changed significantly, as the difference was $45,528, or 63.9% decrease from $71,247 in the Six Month-Comparable Period to $25,719 in the First Half Year of FY2019.

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

Our loss from operations was decreased by $181,872 or 42.1%, to negative $249,660 in the First Half Year of FY2019, from negative $431,532 in the Six Month-Comparable Period.

Non-operating income (expenses) was increased by $52,770 to $50,472 in the First Half Year of FY2019, from negative $2,298 in the Six Month-Comparable Period, of which mainly due to the increase of other non-operating income in the First Half Year of FY2019.

The net loss attributed to the Company was decreased by $234,642, or 54.1% to negative $199,188 in the First Half Year of FY2019, as compared to negative $433,830 in the Six Month-Comparable Period.

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

Working capital

At June 30, 2019, we had a working capital deficit of $9,795,785, as compared to a working capital deficit of $9,596,914 at December 31, 2018. Of the working capital deficit at June 30, 2019, $9,539,058 was amount due to related parties and shareholder. Excluding the amounts due to related parties and shareholder, we would have had a working capital deficit of $256,727 at June 30, 2019. As comparison, the working capital deficit at December 31, 2018, $9,361,322 was amount due to related parties and holding company. Excluding the amounts due to related parties and holding company, we would have had a working capital deficit of $235,592 at December 31, 2018. The amounts due to related parties and shareholder are unsecured, interest free and repayable on demand.

Operating activities

During the six months ended June 30, 2019, operating activities used cash of $43,324, and for the comparable six months ended June 30, 2018, operating activities used cash in operations of $204,006. The use of cash in operating activities for the six months ended June 30, 2019 was mainly derived from a net loss of $199,188 with a non-cash item of $85,347($73,413 plus $11,934) in depreciation and amortization; $54,067 in bad debt provision, negative $63,078 in reversal inventory provision; moreover, there was an increase of $63,078 in inventories; an increase of $37,047 in another payable; an increase of $33,405 in accrued expenses; an increase of $48,352 in amount due to related parties; which were offset by a decrease of $10,675 in accounts receivables; a decrease of $51,176 in other receivables; a decrease of $23,563 in accrued payroll and a decrease of $14,741 in tax payables. As comparison, the use of cash in operating activities for the six months ended June 30, 2018 was mainly derived from a net loss of $433,830 with a non-cash item of $133,494($120,548 plus $12,946) in depreciation and amortization; moreover, there was an increase of $46,911 in inventories; an increase of $27,013 in another receivables; an increase of $40,260 in amount due to related parties; an increase of $24,730 in other payables which were offset by a decrease of $13,627 in accounts receivables and a decrease of $31,044 in accrued expenses.

Investing Activities

During the six months ended June 30, 2019, investing activities used $Nil of cash; and for comparable the six months ended June 30, 2018, investing activities used $2,108 of cash. The change in cash used was due to the decrease in investment on purchases of property, plant and equipment.

Financing Activities:

During the six months ended June 30, 2019, financing activities provided cash of $46,250; and for comparable the six months ended June 30, 2018, financing activities provided cash of $177,388. The change of cash used by financing activities was derived from the changes in the amounts due to our shareholder.

As at June 30, 2019, net cash and cash equivalents balance was $12,169 as compared to balance $9,114 as at December 31, 2018.

As of June 30, 2019, stockholder’s equity was negative $6,610,625, compared to a negative equity of $6,405,098 at December 31, 2018.

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

An evaluation was conducted by an officer under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six months period ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For the relevant interest of RMB513,100 claimed by the Plaintiff, there is no evidence showing that it is more likely not that the Company will be liable for the said interest. Hence, no provision was made as at June 30, 2019.

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

GREEN VISION BIOTECHNOLOGY CORP.

Date: June 30, 2020	By:	/s/ William Ching Wan Lam
William Ching Wan Lam
Chief Executive Officer

Date: June 30, 2020	By:	/s/ Kwok Leung Lo
Kwok Leung Lo
Chief Financial Officer

