Form 10-Q
period 2019-09-30
GREEN VISION BIOTECHNOLOGY CORP.
filed 2020-09-08
CIK 1571804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from __________ to ___________

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

Yes ☒     No ☐

No market value has been computed as of September 30, 2019 based upon the fact that no active trading market has been established.

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the most practicable date: As of September 8, 2020, there were 160,790,000 shares of Common Stock of the issuer outstanding.

PART I. FINANCIAL INFORMATION

ITEM: 1 FINANCIAL STATEMENTS

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Note	September 30, 2019	December 31, 2018
ASSETS		(Unaudited)	(Audited)
Cash and cash equivalents		$84,743	$9,114
Accounts receivable, net of allowance for doubtful accounts		12,381	-
Inventories, net	7	-	-
Advance to suppliers		21,266	21,429
Other receivables	4	579	6,107
Assets held for disposal	8	5,682	-
Total current assets		124,651	36,650

Property, plant equipment, net	5	2,258,780	2,363,148
Construction in progress		-	-
Intangible assets	6	810,928	827,074
Long term lease prepayment		-	-
Restricted cash		1,599	1,594
Total non-current assets		3,071,307	3,191,816
TOTAL ASSETS		$3,195,958	$3,228,466
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable		$25,932	$28,243
Advances from customer		15	15
Accrued expenses		141,679	149,103
Accrued payroll		12,552	33,706
Other payables	11	251,445	37,789
Other tax payables		8	23,386
Amount due to related parties	13	5,572,348	5,310,386
Amount due to shareholder		3,961,987	4,050,936
Liabilities held for disposal	8	-	-
Total current liabilities		9,965,966	9,633,564
TOTAL LIABILITIES		$9,965,966	$9,633,564

Stockholders’ equity
Common stock, $0.001 par value per share, authorized 750,000,000 and 750,000,000 shares, issued and outstanding 160,790,000 shares at September 30, 2019, and December 31, 2018 respectively		160,790	160,790
Additional paid-in capital		(282,209)	(282,209)
Accumulated other comprehensive loss		(47,518)	(38,437)
Accumulated deficit		(6,601,071)	(6,245,242)
TOTAL STOCKHOLDERS’ DEFICIT		(6,770,008)	(6,405,098)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$3,195,958	$3,228,466

See accompanying notes to unaudited consolidated financial statements

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Note	Three Months Ended Sept 30, 2019		Three Months Ended Sept 30, 2018		Nine Months Ended Sept 30, 2019		Nine Months Ended Sept 30, 2018
		$		$		$		$
Revenue, net		6,129		257		77,404		86,824
Cost of goods sold		2,308		205		66,546		66,648
Gross profit		3,821		52		10,858		20,176

Operating expenses
Selling expenses		247		33		3,167		30,649
General and Administrative expenses		161,854		159,192		415,631		580,232
Total operating expenses		162,101		159,225		418,798		610,881

(Loss)/Income from operations		(158,280)		(159,173)		(407,940)		(590,705)

Non-operating income(expense)
Interest income		5		42		15		70
Interest expenses		(368)		(493)		(1,973)		(2,784)
Other income		2,334		1		65,411		125
Other expense		(332)		(119)		(11,342)		(278)
Loss from discontinued operations	9	-		-		-		-

(Loss)/Income before income taxes		(156,641)		(159,742)		(355,829)		(593,572)
Income taxes	14	-		-		-		-

Net (loss)/income		(156,641)		(159,742)		(355,829)		(593,572)
Non-controlling interest		-		-		-		-
Net (loss)/income attributable to the Company		(156,641)		(159,742)		(355,829)		(593,572)

Foreign currency translation adjustment		(2,742)		(14,333)		(9,081)		25,791

Comprehensive (Loss)/Income		(159,383)		(174,075)		(364,910)		(567,781)

Loss per share of common stock	12
Basic earnings per share of common stock		(0.10	)cents	(0.10	)cents	(0.22	)cents	(0.37	)cents
Diluted earnings per share		(0.10	)cents	(0.10	)cents	(0.22	)cents	(0.37	)cents

Weighted average number of common shares outstanding – basic and diluted		160,790,000		160,790,000		160,790,000		160,790,000

See accompanying notes to unaudited consolidated financial statements

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’DEFICIT AND COMPREHENSIVE INCOME

	Number of common shares outstanding	Amount	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficits	Total stockholders equity/ (deficit)

(Audited) Balance, January 1, 2018	160,790,000	$160,790	(282,209)	(87,533)	(4,883,120)	$(5,092,072)
Net loss	-	-	-	-	(233,313)	(233,313)
Foreign currency translation adjustment	-	-	-	49,883	-	49,883
(Unaudited) Balance, March 31, 2018	160,790,000	$160,790	(282,209)	(37,650)	(5,116,433)	$(5,275,502)
Net loss	-	-	-	-	(200,517)	(200,517)
Foreign currency translation adjustment	-	-	-	(9,759)	-	(9,759)
(Unaudited) Balance, June 30, 2018	160,790,000	$160,790	(282,209)	(47,409)	(5,316,950)	$(5,485,778)
Net loss	-	-	-	-	(159,742)	(159,742)
Foreign currency translation adjustment	-	-	-	(14,333)	-	(14,333)

(Unaudited) Balance, September 30, 2018	160,790,000	$160,790	(282,209)	(61,742)	(5,476,692)	$(5,659,853)

(Audited) Balance, January 1, 2019	160,790,000	$160,790	(282,209)	(38,437)	(6,245,242)	$(6,405,098)
Net loss	-	-	-	-	(75,694)	(75,694)
Foreign currency translation adjustment	-	-	-	(8,596)	-	(8,596)
(Unaudited) Balance, March 31, 2019	160,790,000	$160,790	(282,209)	(47,033)	(6,320,936)	$(6,489,388)
Net loss	-	-	-	-	(123,494)	(123,494)
Foreign currency translation adjustment	-	-	-	2,257	-	2,257
(Unaudited) Balance, June 30, 2019	160,790,000	$160,790	(282,209)	(44,776)	(6,444,430)	$(6,610,625)
Net loss	-	-	-	-	(156,641)	(156,641)
Foreign currency translation adjustment	-	-	-	(2,742)	-	(2,742)

(Unaudited) Balance, September 30, 2019	160,790,000	$160,790	(282,209)	(47,518)	(6,601,071)	$(6,770,008)

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Nine Months Ended September 30,
	2019	2018
Cash flows used in operating activities:
Net (loss) income	$(355,829)	$(593,572)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	111,010	174,757
Amortization of intangible assets	18,079	18,553
Allowance for doubtful accounts	-	-
Long term lease prepayment	-	446
Bad debt reversal	-	(271)
Inventory provision reversal	(65,993)	-
Changes in assets and liabilities:
Accounts receivable	(12,728)	(9,386)
Inventories	65,993	46,073
Advances to suppliers	207	(11,367)
Other receivables	2,425	22,900
Amount due from related parties	-	-
Restricted cash	(2)	19,032
Accounts payable	(2,426)	(2,059)
Advances from customer	-	16,134
Other payables	219,578	32,551
Other tax payables	(24,076)	3,826
Accrued payroll	(21,808)	706
Accrued expenses	(7,720)	(25,033)
Amount due to related parties	248,661	24,248
Net cash provided by (used for) operating activities	175,371	(282,462)
Cash flows used for investing activities:
Purchases of property, plant and equipment	-	(622)
Construction in progress	-	(1,441)
Net cash used for investing activities	-	(2,063)
Cash flows provided by (used for) financing activities:
Amounts due to shareholder	(98,706)	254,944
Net cash provided by (used for) financing activities	(98,706)	254,944

Cash flows from discontinued operations
Net cash provided by investing activities of discontinued operations	2,002	-
Net cash provided by discontinued operations	2,002	-

Net increase (decrease) in cash	78,667	(29,581)
Effect of foreign currency translation	(3,038)	866
Cash – beginning of period	9,114	38,931
Cash – end of period	$84,743	$10,216

Supplemental disclosures of cash flow information:
Interest paid	$1,973	$2,784
Issuance of common stock	$-	$-

See accompanying notes to unaudited consolidated financial statements

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	ORGANIZATION AND NATURE OF BUSINESS

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

Pursuant to an escrow agreement (the “Escrow Agreement”) entered into between Booth Udall Fuller, PLC (the “Escrow Agent”) and GVBT on May 12, 2017, the Escrow Shares shall be held by Booth Udall Fuller, PLC for a year following the execution of the Majority Interest Exchange Agreement. The Escrow Shares were not be subject to any lien, attachment, or any other judicial process of any creditor of GVBT, and were held and disbursed solely for the purposes and in accordance with the terms of the Majority Interest Exchange Agreement.

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

On July 30, 2019, the Company cancelled the 89,000,000 shares of common stock, par value $.001 per share, and re-issued them to Able Lead Holdings Limited. The issuance was done pursuant to Section 4(a)(2) of the Securities Act of 1933. as it was a non-public offering. On May 12, 2017, the Company had placed the 89,000,000 shares into escrow with Booth Udall Fuller PLC, pending repayment of a loan and discharge of shares of Lutu International by Able Lead Holdings Limited. Full repayment of such was made on February 27, 2019. Therefore, the 89,000,000 shares were returned from escrow and cancelled. Then they were re-issued to Able Lead Holdings Limited. Thereafter, Able Lead transferred the shares to six (6) shareholders who are not affiliated with GVBT.

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

Below is a table with foreign exchange rates used for translation:

For the nine months and year ended, (Average Rate)		Sept. 30, 2019		Dec 31, 2018		Sept. 30, 2018
Chinese Renminbi (RMB)	RMB	6.67836	RMB	6.61633	RMB	6.50807
United States dollar ($)		$1.00000		$1.00000		$1.00000

As of (Closing Rate)		Sept. 30, 2019		Dec 31, 2018		Sept. 30, 2018
Chinese Renminbi (RMB)	RMB	6.86560	RMB	6.87755	RMB	6.86832
United States dollar ($)		$1.00000		$1.00000		$1.00000

For the nine months and year ended, (Average Rate)		Sept. 30, 2019		Dec 31, 2018		Sept. 30, 2018
Hong Kong (HKD)	HKD	7.84280	HKD	7.83749	HKD	7.84023
United States dollar ($)		$1.00000		$1.00000		$1.00000

As of (Closing Rate)		Sept. 30, 2019		Dec 31, 2018		Sept. 30, 2018
Hong Kong (HKD)	HKD	7.81030	HKD	7.83170	HKD	7.82866
United States dollar ($)		$1.00000		$1.00000		$1.00000

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING (CONTINUED)

Foreign Currency Translation(continued)

For the nine months and year ended, (Average Rate)		Sept. 30, 2019		Dec 31, 2018		Sept. 30, 2018
Hong Kong (HKD)	HKD	1.17436	HKD	1.18639	HKD	1.20469
Chinese Yuan (¥)		$1.00000		$1.00000		$1.00000

As of (Closing Rate)		Sept. 30, 2019		Dec 31, 2018		Sept. 30, 2018
Hong Kong (HKD)	HKD	1.13760	HKD	1.13873	HKD	1.13982
Chinese Yuan (¥)		$1.00000		$1.00000		$1.00000

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

During the nine months ended September 30, 2019 and 2018, the provision of sales return were $ Nil respectively.

Cost of Goods Sold

Cost of goods sold includes the cost of materials, labor, and relevant manufacturing expenses.

Selling Expenses

Selling expenses include packaging and shipping costs, as well as advertising and certain expenses associated with operating the Company’s corporate headquarters.

Advertising Costs

The Company expensed all advertising costs as incurred. Advertising expense, net of reimbursement from suppliers, amounted to $Nil and $Nil for the nine months ended September 30, 2019 and 2018 respectively. Advertising expense is included in selling expense and general and administrative expenses in the accompanying consolidated statements of income.

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

The Company did not have a lease that met the criteria of a capital lease. Leases that do not qualify as a capital lease are classified as an operating lease. Operating lease rental expenses included in selling, general and administrative expenses for the nine months ended September 30, 2019 and 2018 were $Nil and $9,740 respectively.

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

During the nine months ended September 30, 2019 and year ended December 31, 2018, the provision of doubtful debts were $Nil and $26,619 respectively.

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

During the nine months ended September 30, 2019 and year ended December 31, 2018, the provision of inventory were $Nil and $230,372 respectively.

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

The Company performed an annual impairment test as of the fiscal year ended December 31, 2018, and a quarter review as of the period ended September 30, 2019, and determined that the impairment loss in the amount of $Nil and $Nil were recorded respectively.

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

The total amounts for such employee benefits which were expensed were $6,232 and $15,422 for the nine months ended September 30, 2019 and 2018 respectively.

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

As of September 30, 2019 and December 31, 2018, the Company has an accumulated deficit of $6,601,071 and $6,245,242 respectively, and its current liabilities exceed its current assets resulting in negative working capital of $9,841,315 and $9,596,914 respectively. In view of the matters described above, recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company’s ability to raise additional financing and to succeed in its future operations. The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors and/or stockholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4.	OTHER RECEIVABLES

Other receivables consisted of the following:

	Sept 30, 2019	December 31, 2018
	(unaudited)	(audited)
Deposits	$101,566	$101,900
Prepaid expenses	1,173	4,213
Advance to employee	12,009	14,255

Less: Allowance for doubtful debts	(114,169)	(114,261)

Total	$579	$6,107

NOTE 5.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	Sept 30, 2019	December 31, 2018
	(unaudited)	(audited)
Buildings	$2,912,899	$2,907,837
Office equipment	61,892	66,562
Motor vehicles	97,179	97,010

Total property, plant and equipment	3,071,970	3,071,409
Less: accumulated depreciation and impairment charges	(813,190)	(708,261)

Total property, plant and equipment, net	$2,258,780	$2,363,148

The depreciation expenses for the nine months ended September 30, 2019 and 2018 were $111,010 and $174,757 respectively.

The depreciation expenses for the three months ended September 30, 2019 and 2018 were $37,597 and $54,209 respectively.

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.	INTANGIBLE ASSETS

Intangible assets consisted of the following:

	Sept 30, 2019	December 31, 2018
	(unaudited)	(audited)
Land use rights	$1,172,426	$1,170,387
Software system	1,279	1,277
Less – accumulated amortization	(362,777)	(344,590)

Total intangible assets, net	$810,928	$827,074

The amortization expenses of land use rights and software systems for the nine months ended September 30, 2019 and 2018 were $18,079 and $18,553 respectively.

The amortization expenses of land use rights and software systems for the three months ended September 30, 2019 and 2018 were $6,145 and $5,911 respectively.

Future amortization of land use rights and software systems is as follows:

Years ending December 31,	Amount
2019	$5,862
2020	23,449
2021	23,449
2022	23,449
2023	23,449
Thereafter	711,270

Total	$810,928

NOTE 7.	INVENTORIES

Inventories consisted of the following:

	Sept 30, 2019	December 31, 2018
	(unaudited)	(audited)
Raw material	$68,027	$67,908
Finished goods	57,514	119,749
Goods on consignment	31,934	33,625
Less: Provision of inventory	(157,475)	(221,282)

Inventories, net	$-	$-

The provision of inventory for the nine months ended September 30, 2019 and 2018 were $Nil and $Nil respectively.

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.	CURRENT ASSETS AND LIABILITIES HELD FOR DISPOSAL

On September 26, 2019, the Company has resolved to discontinue the operation of the subsidiary company, Shenzhen Qianhai Lutu Supply Chain Management Company Limited. The following represents the assets and liabilities of the subsidiary company being held for disposal and will be de-registered effective on April 7, 2020.

	Sept 30, 2019	December 31, 2018
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,002	$-
Other receivables	3,180	-
Non-current assets:
Property, plant and equipment	500	-

Total Assets Held for Disposal	$5,682	$-

LIABILITIES
Current liabilities:
Amount due to related parties	$-	$-
Total Liabilities Held for Disposal	$-	$-

NOTE 9.	DISCONTINUED OPERATIONS

On September 26, 2019, the Company has resolved to discontinue the operation of the subsidiary company, Shenzhen Qianhai Lutu Supply Chain Management Company Limited. On September 26, 2019 and onwards, any operation from Shenzhen Qianhai Lutu Supply Chain Management Company Limited has been classified as discontinued operations on the statement of operations. Previous period’s operation has been similarly classified for comparative purposes. A breakdown of discontinued operation for the period ending September 30, 2019 and 2018 is as follows:

	Sept 30, 2019	Sept 30, 2018
	(unaudited)	(unaudited)
Operating expenses
General and administrative expenses	$-	$-
Interest income	-	-
Interest expenses	$-	$-
Other income	-	-
Other expenses	-	-
Net (loss) gain from discounted operations	$-	$-

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.	CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Sales:

Customer	September 30, 2019		December 31, 2018
	(unaudited)		(audited)
A	$27,534	36%	$21,404	21%
B	21,319	28%	19,285	19%
C	14,650	19%	19,016	19%
D	6,406	8%	15,894	16%
E	6,012	8%	10,445	10%
Total	$75,921	99%	$86,044	85%

Purchases:

Supplier	Sept 30, 2019		December 31, 2018
	(unaudited)		(audited)
AA	$-	0%	$4,467	49%
BB	-	0%	3,367	37%
CC	-	0%	698	8%
DD	-	0%	425	5%
EE	-	0%	204	1%
Total	$-	0%	$9,161	100%

NOTE 11.	OTHER PAYABLES

Other payables consisted of the following:

	Sept 30, 2019	December 31, 2018
	(unaudited)	(audited)
Amount due to third parties	$233,042	$-
Payables to employees	1,862	1,859
Miscellaneous	16,541	35,930

Total other payables	$251,445	$37,789

NOTE 12.	LOSS PER SHARE

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

The following table sets forth the computation of basic and diluted net income per common share:

Period ended September 30,	Sept 30, 2019		Sept 30, 2018
	(unaudited)		(unaudited)
Net loss attributable to ordinary shareholders for computing basic net loss per ordinary share	$(355,829)		$(593,572)
Weighted-average shares of common stock outstanding in computing net loss per common stock
Basic	160,790,000		160,790,000
Diluted	160,790,000		160,790,000
Basic loss per share of common stock	(0.22	)cents	(0.37	)cents
Diluted loss per share	(0.22	)cents)	(0.37	)cents

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.	AMOUNT DUE FROM / TO RELATED PARTIES

The details for amount due to related parties were as follows:

Amount as at	Sept 30, 2019	December 31, 2018
	(unaudited)	(audited)
Holmsun Capital Limited (a) (b)	5,572,348	5,310,386
	$5,572,348	$5,310,386

(a)	Common director, LEUNG Kwong Tak of operating subsidiary Lutu International Biotechnology Limited
(b)	Common shareholder, LEUNG Kwong Tak of operating subsidiary Lutu International Biotechnology Limited

NOTE 14.	INCOME TAXES

The Company and its subsidiaries have no operation in United States, Cayman Islands and British Virgin Islands, and are not subject to any domestic income tax. Therefore, no domestic income tax of United States, Cayman Islands and British Virgin Islands are paid in the quarter ended September 30, 2019 and year ended December 31, 2018.

Hong Kong Prolific Mineral Resources Holdings Limited was incorporated in Hong Kong and is subjected to Hong Kong profits tax rate of 16.5% for the nine months ended September 30, 2019 and 2018. Income tax (reversal) expense amounted to $Nil for the quarter ended September 30, 2019 and year ended December 31, 2018.

A reconciliation of the provision for income taxes with amounts determined by applying the Hong Kong profit rate of 16.5% to income before income taxes is as follows:

	Sept 30, 2019	December 31, 2018
	(unaudited)	(audited)
Profit (Loss) before income tax	$(97,813)	$(209,849)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable loss	$(97,813)	$(209,849)
Hong Kong Profits Tax rate	16.5%	16.5%
Current tax credit	$16,139	$34,625
Less: Valuation allowance	(16,139)	(34,625)

No deferred tax has been provided as there are no material temporary differences arising during the quarter ended September 30, 2019 and year ended December 31, 2018.

Shanxi Green Biotechnology Industry Company Limited and Shenzhen Qianhai Lutu Supply Chain Management Company Limited were incorporated in the PRC and are subjected to income taxes under the current laws of the PRC. The EIT rate of PRC was 25% for the quarter ended September 30, 2019 and year ended December 31, 2018.

Profit (loss) before income tax of $(257,346) and $(1,152,274) for the quarter ended September 30, 2019 and year ended December 31, 2018 respectively, were attributed to operations in China. The income tax expenses consisted of the following:

	Sept 30, 2019	December 31, 2018
	(unaudited)	(audited)
Profit (Loss) before income tax	$(257,346)	$(1,152,274)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable loss	$(257,346)	$(1,152,274)
China Enterprise Income Tax rate	25%	25%
Current tax credit	$64,337	$288,069
Less: Valuation allowance	(64,337)	(288,069)

No deferred tax has been provided as there are no material temporary differences arising during the quarter ended September 30, 2019 and year ended December 31, 2018.

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

In the quarter ended September 30, 2019 and year ended December 31, 2018, the Company is regarded as a single operating segment, being engaged in the manufacturing of bio-fertilizer. This principal activity and geographical market are substantially based in China, accordingly, no operating or geographical segment information are presented.

NOTE 16.	COMPREHENSIVE INCOME

Total comprehensive income includes, in addition to net income, changes in equity that are excluded from the consolidated statements of income and are recorded directly into a separate section of shareholders’ equity on the consolidated balance sheets. Comprehensive income and its components consist of the following:

Period and Year Ended	Sept 30, 2019	December 31, 2018
	(unaudited)	(audited)
Net loss	$(355,829)	$(1,362,122)
Other comprehensive income, net of tax
Foreign currency translation adjustment	(9,081)	49,096

Comprehensive loss	$(364,910)	$(1,313,026)

NOTE 17.	COMMITMENTS AND CONTINGENCIES

Operating Leases

Certain of our real properties are operated under lease agreements. Rental expense under operating leases was as follows:

	Sept 30, 2019	December 31, 2018
	(unaudited)	(audited)
Rent expense	$-	$15,382

Total rent expense, net	$-	$15,382

Annual minimum payments under operating leases are as follows:

Years Ended December 31,	Minimum Lease Payment

2019	-
2020	-

Total	$-

NOTE 18.	RELATED PARTY TRANSACTIONS

The Board must approve all related party transactions. All material related party transactions will be made or entered into on terms that are no less favorable to the Company than can be obtained from unaffiliated third parties.

The following table listed the transaction with related party for the quarter ended September 30, 2019 and 2018:

	Sept 30, 2019	Sept 30, 2018
Consultancy fee paid to KM International Property Consultants Limited	$-	$12,627

Consultancy fee, net	$-	$12,627

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

Yao Gui Mu (“the Appealer”) appealed for the decision to the Intermediate People’s Court of Shanxi Province, Jin Zhong City. On May 10, 2019, the Intermediate People’s Court of Shanxi Province, Jin Zhong City released civil judgement decision (2019) 晋07民終355号, that due to the fact that there was a second hearing held on September 19, 2018 after the judgement decision made on August 31, 2018, which was a severe disorder of procedures. Therefore, the civil judgement decision (2017) 晋0702 民初3879号 was revoked and the case was put to re-trial, which was subsequently carried out on October 16, 2019.

On December 16, 2019, the Court released the civil judgement decision (2019) 晋0702 民初3543号之一, that the related dispute loan was being a criminal case under police investigation. Before the police formed a decision, the Court could not confirm that the civil case was under the district court’s judgement jurisdiction. Therefore, the lawsuit against the Shanxi Subsidiary was rejected.

The Appealer dissatisfied and further appeal for the decision to Intermediate People’s Court of Shanxi Province, Jin Zhong City for final appeal. On June 29, 2020, the Court of Final Appeal released the civil judgement decision (2020) 晋07民終1734号, rejected the appeal and remained the original ruling.

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

NOTE 20.	COMMON STOCK

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

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21.	SUBSEQUENT EVENT

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

Other than as described on Note 19, Note 20 and above, management has evaluated all activities and concluded that there was no other subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

All subsequent events are being disclosed in the Company’s periodic reports that are currently in preparation for filing. Such events shall be described in detail therein.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements”. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Result of Operations for the Three Months ended September 30, 2019 and 2018

Revenue was $6,129 for the three months ended September 30, 2019 (“Q3”), increased by $5,872, or 2284.8% from $257 for the three months ended September 30, 2018 (“Comparable Quarter”). The increase in revenue during the Q3 as compared to the Comparable Quarter was due to the restrictions on our production capacity as a result of the enforcement on new environmental regulations over industrial production by coal-fired boilers by local authorities in Shanxi. In this quarter, our company has conducted various field trials in Guangxi, Heilongjiang, and Yunnan in order to promote our products.

Cost of sales was increased by $2,103, or 1025.9% from $205 in the Comparable Quarter to $2,308 in Q3. The increase was due to the increase in production corresponding to the increase in the sales revenue. In terms of percentage of revenue, cost of sales was 37.7% in Q3 as compared to 79.8% in the Comparable Quarter.

Gross profit was increased by $3,769, or 7248.1% from $52 in the Comparable Quarter to $3,821 in Q3. The increase reflected the correlation in increase of revenue. In terms of percentage of revenue, the gross profit percentage was increased to 62.3% for Q3 as compared to 20.2% for the Comparable Quarter. The increase of gross profit was primarily due to the significant rise in the per sales price.

Selling expenses were increased by $214, from $33 for the Comparable Quarter to $247 in Q3. In terms of percentage of revenue, the rates were 4.0% in Q3 compared to 12.8% in the Comparable Quarter. The increase is primarily due to the transportation expenses.

General and administrative expenses were increased by $2,662, or 1.7% from $159,192 for the Comparable Quarter to $161,854 for Q3. The increase is primarily due to the bad debts provisions and professional fees in Q3.

The following is a summary of general and administrative expenses for the three months ended September 30, 2019, and 2018.

	Sept 30, 2019	Sept 30, 2018	Difference
	Unaudited	Unaudited
Consulting fees	$13,484	$22,519	$(9,035)
Salary and payroll expenses	15,987	32,739	(16,752)
Professional fees	30,242	7,159	23,083
Travel and entertainment	6,996	25,630	(18,634)
Provision (Reversal) for doubtful debts	42,227	-	42,227
Depreciation and amortization	43,738	60,405	(16,667)
Other	9,180	10,740	(1,560)
	$161,854	$159,192	$2,662

Consulting fees were decreased by $9,035, or 40.1%, from $22,519 in Comparable Quarter to $13,484 in Q3.

Our salary and payroll expenses were decreased by $16,752, or 51.2%, to $15,987 in Q3, as compared to $32,739 in the Comparable Quarter. We anticipate that salary and payroll expenses will rise in future periods as it becomes necessary to increase our staff in order to enhance our management quality for the listing requirement and to increase our production activities.

Professional fees were increased by $23,083, from $7,159 in Comparable Quarter to $30,242 in Q3.

Travel and entertainment expenses were decreased by $18,634, or 72.7%, from $25,630 in Comparable Quarter to $6,996 in Q3. The decrease of travel and entertainment expenses was primarily due to the decrease of entertainment expenses.

Provision for doubtful debts was increased to $42,227 in Q3, from $Nil in Comparable Quarter. The increase was due to the doubtful allowance of the other receivable provided in Q3. The Company is taking all possible action to collect the overdue receivable in the coming year.

Depreciation and amortization expenses were decreased by $16,667, or 27.6%, from $60,405 in Comparable Quarter to $43,738 in Q3.

Other expenses include items such as office expenses, software related costs, telephone and a variety of other miscellaneous expenses, were decrease by $1,560, or 14.5% decrease from $10,740 in Comparable Quarter to $9,180 in Q3. The decrease of other expenses was primarily due to the decrease of travelling and office expenses.

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

Our loss from operations was decreased by $893 or 0.6%, to negative $158,280 in Q3, from negative $159,173 in Comparable Quarter.

Non-operating income (expenses) was increased by $2,208, or 388.0%, to 1,639 in Q3, from negative $569 in Comparable Quarter, of which mainly due to the increase of other non-operating income in Q3.

The net loss attributed to the Company was decreased by $3,101, or 1.9% to negative $156,641 in Q3, as compared to negative $159,742 in Comparable Quarter.

Result of Operations for the Nine months ended September 30, 2019 and 2018

Revenue was decreased by $9,420, or 10.8% from $86,824, in the nine months ended September 30, 2018 (the “Nine Month-Comparable Period”) to $77,404 in the nine months ended September 30, 2019 (the “Nine Month of FY2019”) The decrease in revenue during the Nine Months of FY2019 as compared to the Nine Month-Comparable Period was due to the restrictions on our production capacity as a result of the enforcement on new environmental regulations over industrial production by coal-fired boilers by local authorities in Shanxi. In this quarter, our company has conducted various field trials in Guangxi, Heilongjiang, and Yunnan in order to promote our products.

Cost of sales was decreased by $102, or 0.2% from $66,648 in the Nine Month-Comparable Period to $66,546 in the Nine Months of FY2019. The decrease was due to the decrease in production corresponding to the decrease in the sales revenue. In terms of percentage of revenue, cost of sales was 86.0% in the Nine Months of FY2019 as compared to 76.8% in the Nine Month-Comparable Period.

Gross profit was decreased by $9,318, or 46.2% from $20,176 in the Nine Month-Comparable Period to $10,858 in the Nine Months of FY2019. The decrease reflected the correlation in reduction of revenue. In terms of percentage of revenue. In terms of percentage of revenue, the gross profit percentage was decreased to 14.0% for the Nine Months of FY2019 as compared to 23.2% for the Nine Month-Comparable Period. The decrease was primarily due to the insignificant drop in the sales revenue.

Selling expenses were decreased by $27,482, or 89.7%, to $3,167 in the Nine Months of FY2019 from $30,649 in the Nine Month-Comparable Period. In terms of percentage of revenue, the rates were 4.1% in the Nine Months of FY2019 compared to 35.3% in the Nine Month-Comparable Period. The decrease is primarily due to the transportation expenses and sample expenses.

General and administrative expenses were decreased by $164,601, or 28.4% to $415,631 in the Nine Months of FY2019 from $580,232 in the Nine Month-Comparable Period. The decrease is primarily due to the consulting fee, salary and depreciation and amortization from $414,808 in the Nine Month-Comparable Period to $207,167 in the Nine Months of FY2019, and offset the increase of provision for doubtful debts of $96,287 in the Nine Months of FY2019 compared to negative $277 in the Nine Month-Comparable Period.

The following is a summary of general and administrative expenses for the nine months ended September 30, 2019, and 2018.

	Sept 30, 2019	Sept 30, 2018	Difference
	Unaudited	Unaudited
Consulting fees	$31,718	$94,322	$(62,604)
Salary and payroll expenses	46,364	138,789	(92,425)
Professional fees	54,916	22,224	32,692
Travel and entertainment	22,362	60,704	(38,342)
Research and Development	-	786	(786)
Provision for doubtful debts	96,287	(277)	96,564
Depreciation and amortization	129,085	181,697	(52,612)
Other	34,899	81,987	(47,088)
	$415,631	$580,232	$(164,601)

Consulting fees were decreased by $62,604, or 66.4%, from $94,322 in Nine Month-Comparable Period to $31,718 in the Nine Months of FY2019.

Our salary and payroll expenses were decreased by $92,425, or 66.6%, to $46,364 in the Nine Months of FY2019, as compared to $138,789 in the Nine Month-Comparable Period. We anticipate that salary and payroll expenses will rise in future periods as it becomes necessary to increase our staff in order to enhance our management quality for the listing requirement and to increase our production activities.

Professional fees were increased by $32,692, from $22,224 in Nine Month-Comparable Period to $54,916 in the Nine Months of FY2019.

Travel and entertainment expenses were decreased by $38,342, or 63.2%, from $60,704 in Nine Month-Comparable Period to $22,362 in the Nine Months of FY2019. The decrease of travel and entertainment expenses was due to the reduction of project-based travelling activities.

Research and Development expenses were decreased to $Nil in the Nine Months of FY2019 from $786 in Nine Month-Comparable Period.

Provision for doubtful debts was increased to $96,287 in Q3, form negative $277 in Nine Month-Comparable Period. The increase was due to the doubtful allowance of the other receivable provided in the Nine Months of FY2019. The Company is taking all possible action to collect the overdue receivable in the coming year.

Depreciation and amortization expenses were decreased by $52,612, or 29.0%, from $181,697 in Nine Month-Comparable Period to $129,085 in the Nine Months of FY2019.

Other expenses include items such as office expenses, software related costs, telephone and a variety of other miscellaneous expenses. None of these expenses alone changed significantly, as the difference was $47,088, or 57.4% decrease from $81,987 in Nine Month-Comparable Period to $34,899 in the Nine Months of FY2019.

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

Our loss from operations was decreased by $182,765 or 30.9%, to negative $407,940 in the Nine Months of FY2019, from negative $590,705 in Nine Month-Comparable Period.

Non-operating income (expenses) was increased by $54,978, or 1917.6%, to $52,111 in the Nine Months of FY2019, from negative $2,867 in Nine Month-Comparable Period, of which mainly due to the increase of other non-operating income in the Nine Months of FY2019.

The net loss attributed to the Company was decreased by $237,743, or 40.1% to negative $355,829 in the Nine Months of FY2019, as compared to negative $593,572 in Nine Month-Comparable Period.

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

Working capital

At September 30, 2019, we had a working capital deficit of $9,841,315, as compared to a working capital deficit of $9,596,914 at December 31, 2018. Of the working capital deficit at September 30, 2019, $9,534,335 was amount due to related parties and shareholder. Excluding the amounts due to related parties and shareholder, we would have had a working capital deficit of $306,980 at September 30, 2019. As comparison, the working capital deficit at December 31, 2018, $9,361,322 was amount due to related parties and holding company. Excluding the amounts due to related parties and holding company, we would have had a working capital deficit of $235,592 at December 31, 2018. The amounts due to related parties and shareholder are unsecured, interest free and repayable on demand.

Operating activities

During the nine months ended September 30, 2019, operating activities provided cash of $175,371, and for the comparable nine months ended September 30, 2018, operating activities used cash in operations of $282,462. The use of cash in operating activities for the nine months ended September 30, 2019 was mainly derived from a net loss of $355,829 with a non-cash item of $129,089($111,010 plus $18,079) in depreciation and amortization; negative $65,993 in reversal inventory provision; moreover, there was an increase of $65,993 in inventories; an increase of $219,578 in other payable; an increase of $248,661 in amount due to related parties; which were offset by a decrease of $12,728 in accounts receivables; a decrease of $21,808 in accrued payroll and a decrease of $24,076 in tax payables. As comparison, the use of cash in operating activities for the nine months ended September 30, 2018 was mainly derived from a net loss of $593,572 with a non-cash item of $193,310($174,757 plus $18,553) in depreciation and amortization; moreover, there was an increase of $46,073 in inventories; an increase of $22,900 in other receivables; a decrease of $11,367 in advances to suppliers; a decrease of $25,033 in accrued expenses, which were offset by an increase of $24,248 in amount due to related parties.

Investing Activities

During the nine months ended September 30, 2019, investing activities provided $2,002 of cash; and for comparable the nine months ended September 30, 2018, investing activities used $2,063 of cash. The change in cash used was due to the decrease in investment on purchases of property, plant and equipment and the increase in proceeds from disposal of subsidiary.

Financing Activities:

During the nine months ended September 30, 2019, continuing financing activities used cash of $98,706; and for comparable the nine months ended September 30, 2018, continuing financing activities provided cash of $254,944. The change of cash used by financing activities was derived from the changes in the amounts due to our shareholder.

During the nine months ended September 30, 2019, discontinued financing activities provided cash of $2,002; and for comparable the nine months ended September 30, 2018, discontinued financing activities provided cash of $Nil.

As at September 30, 2019, net cash and cash equivalents balance was $84,743 as compared to balance $9,114 as at December 31, 2018.

As of September 30, 2019, stockholder’s equity was negative $6,770,008, compared to a negative equity of $6,405,098 at December 31, 2018.

The source of fund for supporting the Company’s business operation was loans from related parties and shareholders. In the event the related parties and shareholders do not continue to support the Company’s business operation, the Company could be short of funds and may not be able to operate any longer. The amounts due to related parties and director are interest-free loans. These loans are unsecured and have no fixed repayment terms.

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

Going Concern

The independent auditors’ report accompanying our December 31, 2018 audited financial statements filed in Form 10-K on May 15, 2020 contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted by an officer under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine months period ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Yao Gui Mu (“the Appealer”) appealed for the decision to the Intermediate People’s Court of Shanxi Province, Jin Zhong City. On May 10, 2019, the Intermediate People’s Court of Shanxi Province, Jin Zhong City released civil judgement decision (2019) 晋07民終355号, that due to the fact that there was a second hearing held on September 19, 2018 after the judgement decision made on August 31, 2018, which was a severe disorder of procedures. Therefore, the civil judgement decision (2017) 晋0702 民初3879号 was revoked and the case was put to re-trial, which was subsequently carried out on October 16, 2019.

On December 16, 2019, the Court released the civil judgement decision (2019) 晋0702 民初3543号之一, that the related dispute loan was being a criminal case under police investigation. Before the police formed a decision, the Court could not confirm that the civil case was under the district court’s judgement jurisdiction. Therefore, the lawsuit against the Shanxi Subsidiary was rejected.

The Appealer dissatisfied and further appeal for the decision to Intermediate People’s Court of Shanxi Province, Jin Zhong City for final appeal. On June 29, 2020, the Court of Final Appeal released the civil judgement decision (2020) 晋07民終1734号, rejected the appeal and remained the original ruling.

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

GREEN VISION BIOTECHNOLOGY CORP.

Date: September 8, 2020	By:	/s/ William Ching Wan Lam
William Ching Wan Lam
Chief Executive Officer

Date: September 8, 2020	By :	/s/ Kwok Leung Lo
Kwok Leung Lo
Chief Financial Officer

