Form 10-K
period 2019-12-31
GREEN VISION BIOTECHNOLOGY CORP.
filed 2021-01-07
CIK 1571804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ______ to ______

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

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

No market value has been computed as of December 31, 2019 based upon the fact that no active trading market has been established.

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the most practicable date: As of January 1, 2021, there were 160,790,000 shares of Common Stock of the issuer outstanding.

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

Able Lead, an 89% shareholder of Lutu International, had an outstanding loan of $4.43 million denominated in Renminbi (“RMB”) owed to an unrelated third party with its maturity date on January 22, 2018 (the “Outstanding Loan”). Able Lead was negotiating an extension of the Outstanding Loan to 2019 with the third party creditor. Shares of Lutu International held by Able Lead were offered by Able Lead as collateral to secure repayment of the Outstanding Loan (the “Security”).

On May 12, 2017, GVBT entered into a share exchange agreement (the “Majority Interest Exchange Agreement”) with Able Lead, the 89% shareholder of Lutu International. Under the Majority Interest Exchange Agreement, Able Lead agreed to enter into a series of contractual arrangements with GVBT (collectively, the “Contractual Arrangements”) (as described below), in which GVBT assumed management control of the Lutu Group. Able Lead further agreed to deliver the shares of Lutu International to GVBT once the Outstanding Loan is fully repaid. In consideration, GVBT agreed to issue and deliver a total of 89 million shares of GVBT’s common stock to an escrow agent (issued in the name of the escrow agent or its nominee) (the “Escrow Shares “). The Escrow Shares were held in escrow for a period of one year or such period of time to be agreed by GVBT and Able Lead upon the execution of the Majority Interest Exchange Agreement. Conditional upon the full repayment of the Outstanding Loan and the release of the Security, the Escrow Shares shall be released to Able Lead in exchange for the delivery of a total of 89% of the issued and outstanding shares of Lutu International by Able Lead to GVBT. In the event that Able Lead fully repays the Outstanding Loan and causes the release of the Security, then the Escrow Shares shall be delivered to Able Lead. In the event that Able Lead cannot fully repay the Outstanding Loan (within a period of one year, or such period of time to be agreed by GVBT and Able Lead) and cause the release of the Security, then the Escrow Shares shall be delivered to transfer agent for cancellation. Unless otherwise expressly agreed in writing by GVBT and Able Lead, the Majority Interest Exchange Agreement shall be automatically terminated upon the termination of any of the agreements in the Contractual Arrangements described as below. The transactions under the Majority Interest Exchange Agreement were completed on May 12, 2017.

Pursuant to an escrow agreement (the “Escrow Agreement”) entered into between Booth Udall Fuller, PLC (the “Escrow Agent”) and GVBT on May 12, 2017, the Escrow Shares shall be held by Booth Udall Fuller, PLC for a year following the execution of the Majority Interest Exchange Agreement. The Escrow Shares were not subject to any lien, attachment, or any other judicial process of any creditor of GVBT, and were held and disbursed solely for the purposes and in accordance with the terms of the Majority Interest Exchange Agreement.

On July 30, 2019, the Company cancelled the 89,000,000 shares of common stock, par value $.001 per share, and re-issued them to Able Lead Holdings Limited. The issuance was done pursuant to Section 4(a)(2) of the Securities Act of 1933. as it was a non-public offering. On May 12, 2017, the Company had placed the 89,000,000 shares into escrow with Booth Udall Fuller PLC, pending repayment of a loan and discharge of shares of Lutu International by Able Lead Holdings Limited. Full repayment of such was made on February 27, 2019. Therefore, the 89,000,000 shares were returned from escrow and cancelled. Then they were re-issued to Able Lead Holdings Limited. Thereafter, Able Lead transferred the shares in private transactions to six (6) shareholders who are not affiliated with GVBT.

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

Proxy Agreement

Pursuant to the proxy agreement entered into between Able Lead, Lutu International, and GVBT on May 12, 2017, Able Lead agreed to irrevocably grant a person to be designated by GVBT the right to exercise its voting rights and other rights, including the attendance of, and the voting at the shareholders’ meetings of Lutu International for and on behalf of Able Lead (or the signing of written resolutions in lieu of such meetings) in accordance with applicable laws and its articles of association, including but not limited to the appointment and voting for the directors and chairman of the board as the authorized representative of Able Lead to exercise controlling power in the Lutu Group. The proxy agreement may be terminated by joint consent of the parties or upon 7-day written notice from GVBT. The proxy right granted by the proxy agreement has never been exercised.

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

Accounting Treatment

The Investment Transaction was accounted for as a reverse-merger and recapitalization. For financial reporting purposes, Lutu International is the acquirer and GVBT is the acquired company. After completion of the transaction, the assets, liabilities, operations results and cash flow of GVBT that will be reflected in the historical consolidated financial statements prior to the Investment Transaction will be those of Lutu International and its subsidiaries and will be recorded at the historical cost basis of Lutu International and its subsidiaries. Number of shares deemed to be outstanding for the period from January 1, 2019 to the acquisition date will be reflected in the balance of the common stock and paid in capital. The Company changed its fiscal year ended from January 31 to December 31.

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

Lutu currently owns the land use right of the production plant. The expiry date of the land use right is May 8, 2054. The building and land use right are under the name of "Shanxi Lutu" or Shanxi Green Biotechnology Industry Limited. Regarding the cost of the land use right and building, please refer to Audit Report Note 5 and Note 6: the cost of Land use rights is USD 1,155,195 and Buildings are USD 2,837,082. The address of Lutu’s production plant is Chang Ning Town West, Chang Ning Village, Yuci District, Jinzhong City, Shanxi Province, China.

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

Possible claim under Section 16(b) of the Securities Exchange Act of 1934

On 10 December 2020, the Company was informed that there was a possible claim against Able Lead for short swing profits under Section 16(b) of the Securities Exchange Act of 1934. Meanwhile, the Board is reviewing the said issue and considering any follow-up measures.

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

As of December 31, 2019, no shares of our common stock have traded on an exchange or on the OTC Marketplace. Our common stock is quoted on the OTC Bulletin Board under the symbol “GVBT.”

Number of Holders

As of December 31, 2019, 160,790,000 issued and outstanding shares of common stock were held by a total of 11 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended December 31, 2019 and 2018. We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

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

Executive Summary

In the year ended December 31, 2019, our revenue was $79,950 decreased 19.7% from $99,595 for the year ended December 31, 2018.

•	Selling, General and Administrative, and other operating expenses for the year ended December 31, 2019 decreased 49.0% to $550,829 compared to $1,080,180 for the same period in 2018.

•	Net Loss for the year ended December 31, 2019 decreased 63.5% to $496,690 compared to $1,362,122 for the same period in 2018.

Results of Operations for the Years Ended December 31, 2019 and 2018

The following table sets forth the comparison of the audited consolidated statements of operations data for the year ended December 31, 2019 and 2018 and should be read in conjunction with our financial statements and the related notes appearing elsewhere in this document.

	Year Ended December 31,
	2019	2018	Difference	Percentage Increase
Revenue	$79,950	$99,595	$-19,645	-19.7%
Cost of goods sold	67,608	78,183	-10,575	-13.5%

Gross profit	12,342	21,412	-9,070	-42.4%

Selling expenses	3,151	28,564	-25,413	-89.0%
General and administrative expenses	547,678	1,051,616	-503,938	-47.9%

(Loss) Income from operations	(538,487)	(1,058,768)	-520,281	49.1%
Other income (expenses)	44,208	(300,402)	344,610	114.7%
Interest income (expenses)	(2,411)	(2,952)	-541	-18.3%
Income (loss) before income taxes	(496,690)	(1,362,122)	-865,432	-63.5%
Income taxes	-	-	-	-

Net (loss) income	(496,690)	(1,362,122)	-865,432	-63.5%
Non-controlling interest	-	-	-	-
Net (loss) income attribute to the Group	$(496,690)	(1,362,122)	-865,432	-63.5%

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

Result of Operations for the Years ended December 31, 2019 and 2018

Revenue was $79,950 for the year ended December 31, 2019 (“the FY 2019”), decreased by $19,645, or 19.7% from $99,595 for the year ended December 31, 2018 (“the Comparable Year”). The decrease in revenue during the FY2019 as compared to the Comparable Year was the result of the decrease in our production as a result of the enforcement on new environmental regulations over industrial production by coal-fired boilers by local authorities in Shanxi.

Cost of sales was decreased by $10,575, or 13.5% from $78,183 in the Comparable Year to $67,608 in the FY2019. The decrease was due to the decrease in production corresponding with the decrease in the sales revenue. In terms of percentage of revenue, cost of sales was 84.6% in the FY2019 as compared to 78.5% in the Comparable Year. The decrease in cost of sales with the increase in percentage to revenue, was due to the decrease in the production as increase in sub-contracting production outsourced.

Gross profit was decreased by $9,070, or 42.4% from $21,412 in the Comparable Year to $12,342 in the FY2019. The decrease reflected the correlation in reduction of revenue and the increase in sub-contracting. In terms of percentage of revenue, the gross profit percentage was decreased to 15.4% for the FY2019 as compared to 21.5% for the Comparable Year. The decrease was primarily due to the reasons mentioned above.

Selling expenses were decreased by $25,413, or 89.0%, to $3,151 in the FY2019 from $28,564 in the Comparable Year. In terms of percentage of revenue, the rates were 3.9% in the FY2019 compared to 28.7% in the Comparable Year. The decrease is primarily due to the decrease of testing expenses and shipping and transportation expenses which were correlated to the decrease in sales.

General and administrative expenses were decreased by $503,938, or 47.9% to $547,678 in the FY2019 from $1,051,616 in the Comparable Year. The decrease is primarily due to the decreased from inventory provision of $Nil in the FY2019 compared to $230,372 in the Comparable Year, the salary and payroll expenses of $55,665 in the FY2019 compared to $162,917 in the Comparable Year, the depreciation and amortization of $169,698 in the FY2019 compared to $258,801 in the Comparable Year. All general and administrative expense items were decreased except the increase of provision for doubtful debts of $103,009 in the FY2019 from $43,922 in Comparable Year. Excluding these factors, there was a decrease of $136,298 for the rest four items compared to the Comparable Year.

The following is a summary of general and administrative expenses for the years ended December 31, 2019, and 2018.

	Dec 31, 2019	Dec 31, 2018	Difference

Consulting fees	$57,386	$86,884	$(29,498)
Salary and payroll expenses	55,665	162,917	(107,252)
Professional fees	83,002	92,485	(9,483)
Travel and entertainment	31,036	66,017	(34,981)
Provision for doubtful debts	103,009	43,922	59,087
Provision for inventory	-	230,372	(230,372)
Depreciation and amortization	169,698	258,801	(89,103)
Others	47,882	110,218	(62,336)
	$547,678	$1,051,616)	$(503,938)

Consulting fees were decreased by $29,498 or 34.0%, to $57,386 in the FY2019, from $86,884 in Comparable Year, owing to the engagement of external consultants to improve the Company’s operating activities in the Comparable Year.

Our salary and payroll expenses were decreased to $55,665 in the FY2019, as compared to $162,917 in the Comparable Year. We anticipate that salary and payroll expenses will rise in future periods as it becomes necessary to increase our staff in order to enhance our management quality for the listing requirement and to increase our production activities.

Professional fees were decreased by $9,483, or 10.3%, from $92,485 in Comparable Year to $83,002 in the FY2019.

Travel and entertainment expenses were decreased by $34,981, or 53.0%, from $66,017 in Comparable Year to $31,036 in FY2019. The decrease of travel and entertainment expenses is primarily due to the slowdown of the commercial activities.

Provision for doubtful debts was increased to $103,009 in the FY2019 from $43,922 (including bad debt reversal of negative $272) in Comparable Year.  The increase was due to the doubtful allowance to the other receivables provided in the FY2019.  The Company is taking all possible action to collect the overdue receivable in the coming year.

Provision for inventory was decreased to $Nil in the FY2019 from $230,372 in Comparable Year.

Depreciation and amortization expenses were decreased by $89,103, or 34.4%, from $258,801 in Comparable Year to $169,698 in the FY2019.

Other expenses include items such as office expenses, software related costs, impairment of property, plant and equipment, telephone and a variety of other miscellaneous expenses. The difference was $62,336, or 56.6% reduction from $110,218 in Comparable Year to $47,882 in the FY2019.

We anticipate that we will incur higher general and administrative expenses as a public company. We expect that our professional fees, cost of transfer agent, investor relations costs and other stock related costs will increase.

We also anticipate that selling, general and administrative expenses will concurrently increase while we can resume our production activity in the future.

Our loss from operations was narrowed down significantly by $520,281 or 49.1%, to negative $538,487 in the FY2019, from negative $1,058,768 in Comparable Year.

Non-operating income (expenses) increased by $345,151, or 113.8% to income of $41,797 in the FY2019, from expenses of negative $303,354 in Comparable Year, of which mainly due to the other income increase $68,871 from $38,275 in Comparable Year to $107,146 in the of FY2019, and due to the other expenses decreased $275,739 form negative $338,677 in Comparable Year to negative $62,938 in the of FY2019.

The net loss attributed to the Company further decreased by $865,432, or 63.5% to negative $496,690 in the FY2019, as compare to negative $1,362,122 in Comparable Year.

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

Working capital

At December 31, 2019, we had a working capital deficit of $9,870,703, as compared to a working capital deficit of $9,596,914 at December 31, 2018. Of the working capital deficit at December 31, 2019, $9,505,026 was amount due to related parties and shareholder. Excluding the amounts due to related parties and shareholder, we would have had a negative working capital of $365,677 at December 31, 2019. As comparison, for the working capital deficit at December 31, 2018, $9,361,322 was amount due to related parties and holding. Excluding the amounts due to related parties and holding company, we would have had a negative working capital of $235,592 at December 31, 2018. The amounts due to related parties and shareholder are unsecured, interest free and repayable on demand.

Operating activities

During the year ended December 31, 2019, operating activities provided cash in operations of $153,631, and for the comparable year ended December 31, 2018, operating activities used cash in operations of $314,565. The use of cash in operating activities for the year ended December 31, 2019 was mainly derived from a net loss of $496,690 with non-cash items of $169,698 ($145,902 plus $23,796) in depreciation and amortization, $103,009 in bad debt provision and negative $66,429 in inventory provision reversal; moreover, there was an increased in cash of $66,429 in inventory; an increased in cash of $212,614 in other payables; and an increase in cash of $257,389 in amount due to related parties, which were offset by a decrease in cash of $15,520 in accounts receivables; a decrease in cash of $92,185 in other receivables; a decrease in cash of $23,350 in tax payables; and a decrease in cash of $21,524 in accrued payroll. As comparison, the use of cash in operating activities for the comparable year ended December 31, 2018 was mainly derived from a net loss of $1,362,122 with non-cash items of $250,556 ($226,187 plus $24,369) in depreciation and amortization, $230,372 in provision of inventory, $333,956 in impairment of fixed assets, $1,419 in impairment of constriction in progress, $44,194 in bad debt provision and $272 in bad debt reversal; moreover, there was an increase in cash of $26,922 in other receivables; an increased in cash of $48,321 in inventory and an increase in cash of $44,577 in amount due to related parties, which were offset by a decrease in cash of $10,177 in accounts receivables; a decrease in cash of $2,028 in accounts payables; and a decrease in cash of $8,038 in other payables.

Investing Activities

During the year ended December 31, 2019, investing activities provided cash of $Nil; and for the comparable year ended December 31, 2018, investing activities used cash of $613 in property, plant and equipment. The change in cash used was due to the decrease in investment on purchases of property, plant and equipment.

Financing Activities:

During the year ended December 31, 2019, continuing financing activities used cash of $99,307; and for the comparable year ended December 31, 2018, continuing financing activities provided cash of $293,603. The change in cash used by financing activities was derived from the changes in the amounts due to our shareholder.

During the year ended December 31, 2019, discontinued financing activities provided cash of $1,956; and for the comparable year ended December 31, 2018, discontinued financing activities provided cash of $Nil.

As at December 31, 2019, net cash and cash equivalents balance was $61,747 as compared to balance $9,114 as at December 31, 2018.

As of December 31, 2019, stockholder’s equity was negative $6,914,523, compared to a negative equity of $6,405,098 at December 31, 2018.

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

Since 2017, the local government of Jinzhong City, Shanxi Province, China (where Shanxi Lutu and our production plant is located) has promulgated a new set of environmental regulations restricting the use of coal-fired boilers in factories. Since coal-powered generators were used in our production plant, our production activities in 2018 were restricted to a certain extent.

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

Off-Balance Sheet Arrangements

As of the date of this Annual Report, the Company does not have any off-balance sheet arrangements, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors, as of December 31, 2019 and 2018.

Going Concern

The independent auditors' report accompanying our December 31, 2019 financial statements filed in this Form 10-K contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

On January 20, 2020, with the approval of the Company, the subsidiary company, Shanxi Green Biotechnology Industry Company Limited (“the Shanxi Subsidiary”) has resolved to dispose the non-current assets which were lying idle for the production. The plant and equipment have been listed to be disposed with the total cost of RMB 2,974,442.  The Shanxi Subsidiary also resolved to carry out its future production via sub-contracting the production and goods assessment procedure, and its operations will remain unchanged.

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

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet arrangements as of December 31, 2019 and 2018.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the framework set forth in the report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or (“COSO”). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2019.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the name, age, and position of our directors and our executive officers as of December 31, 2019. Each director holds office (subject to our By-Laws) until the next annual meeting of shareholders and until such director’s successor has been elected and qualified. Each executive officer holds his office until he resigns, is removed by the board of directors, or his successor is elected and qualified, subject to applicable employment agreements.

NAME	AGE	POSITION	DATE OF APPOINTMENT
Leung Kwong Tak, Michael	63	Chairman of the Board, Director	May 12, 2017
Lam Ching Wan, William	62	Chief Executive Officer, Director	May 12, 2017
Ma Wai Kin	58	Chief Operation Officer and Director	May 12, 2017
Lo Kwok Leung	52	Chief Financial Officer	May 12, 2017

Significant Employees

As of December 31, 2019, we have 9 full time employees.

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

Possible claim under Section 16(b) of the Securities Exchange Act of 1934

On 10 December 2020, the Company was informed that there was a possible claim against Able Lead for short swing profits under Section 16(b) of the Securities Exchange Act of 1934. Meanwhile, the Board is reviewing the said issue and considering any follow-up measures.

Compliance with Section 16(A) of The Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our Directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, Directors and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. The filings required undersection 16(a) have been made.

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

Item 11. Executive Compensation

The following table sets forth the annual and long-term compensation of our Named Executive Officers for services rendered in all capacities to the Company for the years ended December 31, 2019 and December 31, 2018.

Summary Compensation Table

						Option
						and
Name and			Deferred		Stock	Warrant	All Other
Principal Position		Salary	Compensation	Bonus	Awards	Awards	Compensation	Total

Lam Ching Wan, William, Chief Executive Officer and Director	2018	$0	0	0	0	0	0	0
	2019	$0	$0	$0	$0	$0	$0	$0
Leung Kwong Tak, Michael, Chairman and Director	2018	$0	0	0	0	0	0	0
	2019	$0	$0	$0	$0	$0	$0	$0
Ma Wai Kin,
Chief Operation Officer and Director	2018	$0	0	0	0	0	0	0
	2019	$0	$0	$0	$0	$0	$0	$0
Lo Kwok Leung Chief Financial Officer	2018	$0	0	0	0	0	0	0
	2019	$0	$0	$0	$0	$0	$0	$0

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

There are no current outstanding equity awards to our executive officers as of December 31, 2019.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of December 31, 2019: by (i) each person who is known by us to own beneficially more than 5% of our outstanding Common Stock, (ii) by each of our directors, (iii) by each of our executive officers and (iv) by all our directors and executive officers as a group. On such date, we had 160,790,000 shares of Common Stock outstanding.

As used in the table below, the term beneficial ownership with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the 60 days immediately following December 31, 2019. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Class Beneficially Owned(1)
Lo Kwok Leung– Chief Financial Officer No. 79, Golden Bamboo Road East, Fairview Park, Yuen Long, N.T. Hong Kong	0	0%
Dr. Leung Kwong Tak, Michael – Chairman and Director Flat G, 23/F, BLK 2, Tsuen Wan Plaza, 4 Tai Pa Street, Tsuen Wan, Hong Kong	99,000,000[1]	61.57%
Ma Wai Kin-Chief Operating Officer and Director Room 3502, Chun Lai House, Hang Chun Court, No.2. Fortune Street, Cheung Sha Wan, Hong Kong	0	0%
Lam Ching Wan, William – Chief Executive Officer and Director Flat E, 28/F, Block 1, Park Tower, 1 King’s Road, North Point, Hong Kong	6,000,000[2]	3.73%

All Directors and Officers as a Group (4 people)	105,000,000	65.30%

5% or Greater Shareholders
Able Lead Holdings Limited / Leung Kwong Tak [1] P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands	99,000,000	61.57%
Liu Wen 2802 Tenglong Yujing Building 4, Qinxian North Street, Taiyuan, Shanxi, China	10,780,000	6.70%

All Directors, Officers and 5% Shareholders as a Group	115,780,000	72.00%

_______________

(1)	Dr. Leung Kwong Tak, Michael is the controlling shareholder of Able Lead Holdings Limited. Able Lead is majority owner of Lutu International. Pursuant to the Contractual Arrangement discussed above under Item 1.01 Entry Into Material Definitive Agreement, Able Lead agreed to exchange its shares of Lutu Group to the Company in exchange for 89 million shares of the Company’s common stock. Pursuant to the Contractual Arrangements, such 89 million shares are being held in escrow pending removal of a lien against Able Lead’s shares of Lutu International and delivery of the same to the Company. Able Lead therefore is currently unable to sell or dispose of these 89 million shares. Moreover, Able Lead has granted to the Board of Directors of GVBT the sole right to vote such shares while they remain in escrow. Therefore, Dr. Leung currently is deemed not to be a beneficial owner of these shares, however, he will become the beneficial owner of these shares upon Able Lead’s delivery of the shares of Lutu Group to the Company, which will cause these 89 million shares to be released from escrow to Able Lead.

(2)	Mr. Lam Ching Wan, William holds the shares in the name of Harcourt Capital Limited.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as described below, during the year ended December 31, 2019 and 2018, there have been no transactions, whether directly or indirectly, between the Company and any of its officers, directors or their family members.

The details for amount due to related parties were as follows:

Amount as at	December 31, 2019	December 31, 2018

Amount due to related parties:
Holmsun Capital Limited (a) (b)	5,590,490	5,310,386
	$5,590,490	$5,310,386

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

The following table lists the transaction with related party in 2019 and 2018:

	December 31, 2019	December 31, 2018

Consultancy fee paid to KM International Property Consultants Limited	$-	$12,632

Total	$-	$12,632

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

Item 14. Principal Accounting Fees and Services

The following table presents aggregate fees, including professional audit services and other services rendered by our independent registered public accounting firm Centurion ZD CPA & Co. during the years ended December 31, 2019 and 2018.

	Fiscal 2019	Fiscal 2018
Audit Fees (1)	$69,600	$69,600
Audit Related Fees (2)	$-	$-
Tax Fees (3)	$-	$-
All Other Fees (4)	$-	$-

Total	$69,600	$69,600

_____________

(1)

Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports.

(2)

Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” There were no such fees in fiscal year 2019 and 2018.

(3)	Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. There were no such fees in fiscal year 2019 and 2018.

(4)	All Other Fees consist of fees for products and services other than the services reported above. There were no such fees in fiscal year 2019 or 2018.

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

______________

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

Dated: January 7 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lam Ching Wan, William	Chief Executive Officer and Director	January 7 2021
Lam Ching Wan, William	(Principal Executive Officer)

/s/ Lo Kwok Leung	Chief Financial Officer	January 7 2021
Lo Kwok Leung	(Principal Financial and Accounting Officer)

/s/ Leung Kwong Tak, Michael	Chairman of the Board and Director	January 7 2021
Leung Kwong Tak, Michael

/s/ Ma Wai Kin	Chief Operating Officer and Director	January 7 2021
Ma Wai Kin

Green Vision Biotechnology Corp. and Subsidiaries

Consolidated Financial Statements

As of December 31, 2019 and December 31, 2018 and

For the Years Ended December 31, 2019 and 2018

With Report of Independent Registered Public Accounting Firm

F-1

中正達會計師事務所 Centurion ZD CPA & Co Certified Public Accountants (Practising)
Unit 1304, 13/F, Two Harbourfront, 22 Tak Fung Street, Hunghom, Hong Kong. 香港 紅磡 德豐街22號 海濱廣場二期 13樓1304室 Tel 電話: (852) 2126 2388 Fax 傳真: (852) 2122 9078 Email 電郵: info@czdcpa.com

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Green Vision Biotechnology Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Green Vision Biotechnology Corp. and its subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

/s/ Centurion ZD CPA & Co.

Centurion ZD CPA & Co.

We have served as the Company's auditor since 2016.

Hong Kong, SAR

January 7 2021

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

(F/K/A VIBE WIRELESS CORP.)

CONSOLIDATED BALANCE SHEETS

As at December 31, 2019 and 2018

(Stated in US Dollars)

	Note	2019	2018
ASSETS
Cash and cash equivalents		$61,747	$9,114
Accounts receivable, net of allowance for doubtful accounts		10,333	-
Inventories, net	7	-	-
Advance to suppliers		20,953	21,429
Other receivables	4	343	6,107
Assets held for disposal	17	5,581	-
Total current assets		98,957	36,650

Property, plant equipment, net	5	2,161,367	2,363,148
Intangible assets	6	793,234	827,074
Long term lease prepayment		-	-
Restricted cash		1,579	1,594
Total non-current assets		2,956,180	3,191,816

TOTAL ASSETS		$3,055,137	$3,228,466
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable		$25,551	$28,243
Advances from customer		14	15
Accrued expenses		182,558	149,103
Accrued payroll		12,371	33,706
Other payables	9	243,728	37,789
Other tax payables		412	23,386
Amount due to related parties	11	5,590,490	5,310,386
Amount due to shareholder		3,914,536	4,050,936
Total current liabilities		9,969,660	9,633,564

TOTAL LIABILITIES		$9,969,660	$9,633,564

Stockholders’ equity
Common stock, $0.001 par value per share, authorized 750,000,000 and 750,000,000 shares, issued and outstanding 160,790,000 shares at December 31, 2019, and December 31, 2018 respectively	20	160,790	160,790
Additional paid-in capital		(282,209)	(282,209)
Accumulated other comprehensive loss		(51,172)	(38,437)
Accumulated deficit		(6,741,932)	(6,245,242)
TOTAL STOCKHOLDERS’ DEFICIT		(6,914,523)	(6,405,098)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$3,055,137	$3,228,466

The accompanying notes are an integral part of the financial statements

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

(F/K/A VIBE WIRELESS CORP.)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2019 and 2018

(Stated in US Dollars)

	Note	Dec 31, 2019	Dec 31, 2018

Revenue, net		$79,950	$99,595
Cost of Sales		67,608	78,183

Gross profit		$12,342	$21,412

Operating expenses
Selling expenses		(3,151)	(28,564)
General and administrative expenses		(547,678)	(1,051,616)

(Loss)/income from operations		$(538,487)	$(1,058,768)

Non-operating income (expense)
Interest income		33	77
Interest expense		(2,444)	(3,029)
Other income		107,146	38,275
Other expense		(62,938)	(338,677)

(Loss)/income before income taxes		$(496,690)	$(1,362,122)

Income tax	12	-	-

Net (loss)/income		$(496,690)	$(1,362,122)

Non-controlling interest		-	-
Net (loss)/income attributable to the Company		$(496,690)	$(1,362,122)

Foreign currency translation adjustment		(12,735)	49,096

Comprehensive loss		$(509,425)	$(1,313,026)

Basic earnings per share of common stock		$(0.31 cents )	$(0.85 cents )
Diluted earnings per share		$(0.31 cents )	$(0.85 cents )

Weighted average number of common shares outstanding – basic and diluted		160,790,000	160,790,000

The accompanying notes are an integral part of the financial statements

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

(F/K/A VIBE WIRELESS CORP.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’DEFICIT AND COMPREHENSIVE INCOME

(Stated in US Dollars)

	Number of common shares outstanding	Amount	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficits	Total stockholders’ equity/ (deficit)

Balance, January 1, 2018	160,790,000	$160,790	(282,209)	(87,533)	(4,883,120)	$(5,092,072)
Net loss	-	-	-	-	(1,362,122)	(1,362,122)
Foreign currency translation adjustment	-	-	-	49,096	-	49,096

Balance, December 31, 2018	160,790,000	$160,790	(282,209)	(38,437)	(6,245,242)	$(6,405,098)

Balance, January 1, 2019	160,790,000	$160,790	(282,209)	(38,437)	(6,245,242)	$(6,405,098)
Net loss	-	-	-	-	(496,690)	(496,690)
Foreign currency translation adjustment	-	-	-	(12,735)	-	(12,735)

Balance, December 31, 2019	160,790,000	$160,790	(282,209)	(51,172)	(6,741,932)	$(6,914,523)

The accompanying notes are an integral part of the financial statements

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

(F/K/A VIBE WIRELESS CORP.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	Notes	For Year Ended Dec 31, 2019	For Year Ended Dec 31, 2018

Cash flows from operating activities:
Net (loss)/income		$(496,690)	$(1,362,122)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation		145,902	226,187
Amortization of intangible assets		23,796	24,369
Loss on disposal of property, plant and equipment		2,416	-
Allowance for doubtful accounts		103,009	44,194
Bad debt reversal		-	(272)
Inventory provision		-	230,372
Inventory provision reversal		(66,429)	-
Impairment of property, plant and equipment		27,403	333,956
Impairment of Constriction in progress		-	1,419
Long term lease prepayment		-	20,006
Changes in assets and liabilities:
Accounts receivables		(15,520)	(10,177)
Inventories		66,429	48,321
Advances to suppliers		204	21,889
Other receivables		(92,185)	26,922
Restricted cash		(5)	18,747
Accounts payable		(2,395)	(2,028)
Other payables		212,614	(8,038)
Tax payables		(23,350)	14,009
Accrued payroll		(21,524)	15,231
Accrued expenses		32,567	(2,127)
Amount due to related parties		257,389	44,577

Net cash flows (used in) operating activities		$153,631	$(314,565)

Cash flows from investing activities:
Purchases of property, plant and equipment		-	(613)

Net cash flows (used in) investing activities		$-	$(613)

Cash flows from financing activities:
Amount due to shareholders		(99,307)	293,603

Net cash flows (used in) / generated by financing activities		$(99,307)	$293,603

Cash flows from discontinued operations
Net cash provided by investing activities of discontinued operations		1,956	-
Net cash provided by discontinued operations		1,956	-

Net increase (decrease) in cash and cash equivalents		56,280	(21,575)

Effect of foreign currency translation		(3,647)	(8,242)
Cash and cash equivalents – beginning of year		9,114	38,931

Cash and cash equivalents – end of year		$61,747	$9,114

Supplementary disclosure of cash flow information:
Interest paid		$2,444	$3,029
Income taxes		-	-

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

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

(F/K/A VIBE WIRELESS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND NATURE OF BUSINESS (continued)

Proxy Agreement

Pursuant to the proxy agreement entered into between Able Lead, Lutu International, and GVBT on May 12, 2017, Able Lead agreed to irrevocably grant a person to be designated by GVBT the right to exercise its voting rights and other rights, including the attendance of, and the voting at the shareholders’ meetings of Lutu International for and on behalf of Able Lead (or the signing of written resolutions in lieu of such meetings) in accordance with applicable laws and its articles of association, including but not limited to the appointment and voting for the directors and chairman of the board as the authorized representative of Able Lead to exercise controlling power in the Lutu Group. The proxy agreement may be terminated by joint consent of the parties or upon 7-day written notice from GVBT. The proxy right granted by the proxy agreement has never been exercised.

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

Name of Subsidiary	Place of Incorporation	Attributable Equity Interest %	Registered Capital
Lutu International Biotechnology Limited (RTO accounting acquirer) (1)	Cayman Islands	100	USD	100
Light Raise Limited (2)	BVI	100	USD	1
Hong Kong Prolific Mineral Resources Holdings Limited (3)	HKD	100	HKD	2
Shanxi Green Biotechnology Industry Company Limited (4)	PRC	100	RMB	100,000,000
Shenzhen Qianhai Lutu Supply Chain Management Company Limited (5)	PRC	100	RMB	5,000,000

Note:	(1)	Wholly owned subsidiary of Green Vision Biotechnology Corp.
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

Below is a table with foreign exchange rates used for translation:

For the years ended December 31, (Average Rate)	2019		2018
Chinese Renminbi (RMB)	RMB	6.76530	RMB	6.61633
United States dollar ($)		$1.00000		$1.00000

As of December 31, (Closing Rate)	2019		2018
Chinese Renminbi (RMB)	RMB	6.96800	RMB	6.87755
United States dollar ($)		$1.00000		$1.00000

For the years ended December 31, (Average Rate)	2019		2018
Hong Kong (HKD)	HKD	7.83828	HKD	7.83749
United States dollar ($)		$1.00000		$1.00000

As of December 31, (Closing Rate)	2019		2018
Hong Kong (HKD)	HKD	7.78764	HKD	7.83170
United States dollar ($)		$1.00000		$1.00000

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

(F/K/A VIBE WIRELESS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translation(continued)

For the years ended December 31, (Average Rate)	2019		2018
Hong Kong (HKD)	HKD	1.15860	HKD	1.18639
Chinese Renminbi (RMB)		$1.00000		$1.00000

As of December 31, (Closing Rate)	2019		2018
Hong Kong (HKD)	HKD	1.11763	HKD	1.13873
Chinese Renminbi (RMB)		$1.00000		$1.00000

Revenue Recognition

The Company earns revenue by selling merchandise to end using customers primarily through distribution agent and directly to customers.

Revenue is recognized in accordance with the following five steps: when merchandise is purchased by the customer which identifies the contract (step 1) and performance obligations in the contract (step 2) with Customers. When the Company confirmed the price and collectability is reasonably assured which indicates that the transaction price is determined (step 3) and allocated to the performance obligations in the contract (step 4). When the merchandise is delivered to the customer, the performance obligation is satisfied (step 5). Revenue from wholesale distribution agent is recognized after goods delivered, amount fixed or determined and collectability is reasonably assured when the above mentioned five steps are completed.

All revenues are shown net of estimated returns during the relevant period represented by measuring the returns obligations with estimated allowance for sales returns based upon historical experience.

The Company records sales tax collected from its customers on a net basis, and therefore excludes it from revenue as defined in ASC 606, Revenue from Contracts with Customers.

During the year ended December 31, 2019 and 2018, the provision of sales return were $ Nil respectively.

Cost of Goods Sold

Cost of goods sold includes the cost of materials, labor, and relevant manufacturing expenses.

Selling Expenses

Selling expenses include packaging and shipping costs, as well as advertising and certain expenses associated with operating the Company’s corporate headquarters.

Advertising Costs

The Company expensed all advertising costs as incurred. Advertising expense, net of reimbursement from suppliers, amounted to $Nil and $Nil for the year ended December 31, 2019 and 2018 respectively. Advertising expense is included in selling expense and general and administrative expenses in the accompanying consolidated statements of income.

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

The Company did not have a lease that met the criteria of a capital lease. Leases that do not qualify as a capital lease are classified as an operating lease. Operating lease rental expenses included in selling, general and administrative expenses for year ended December 31, 2019 and 2018 were $Nil and $15,382 respectively.

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

During the year ended December 31, 2019 and 2018, the provision of doubtful debts were $4,878 and $26,619 respectively.

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

During the year ended December 31, 2019 and 2018, the provision of inventory were $Nil and $230,372 respectively.

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

The Company performed an annual impairment test as of the end of fiscal year 2019, and determined that an impairment loss in the amount of $Nil were recorded in 2019.

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

During the reporting periods, the Company performed the evaluation and impairment loss of $27,403 was recorded.

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

The total amounts for such employee benefits which were expensed were $7,427 and $18,586 for the year ended December 31, 2019 and 2018 respectively.

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

NOTE 3. GOING CONCERN

As of December 31, 2019 and 2018, the Company has an accumulated deficit of $6,741,932 and $6,245,242 respectively, and its current liabilities exceed its current assets resulting in negative working capital of $9,870,703 and $9,596,914 respectively. In view of the matters described above, recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company's ability to raise additional financing and to succeed in its future operations. The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors and/or stockholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

(F/K/A VIBE WIRELESS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. OTHER RECEIVABLES

Other receivables consisted of the following:

	Dec 31, 2019	Dec 31, 2018

Deposits	$100,073	$101,900
Prepaid expenses	928	4,213
Advance to employee	11,864	14,255

Less: Allowance for doubtful debts	(112,522)	(114,261)

Total	$343	$6,107

NOTE 5. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	Dec 31, 2019	Dec 31, 2018

Buildings	$2,837,082	$2,907,837
Machinery & equipment	-	-
Office equipment	61,002	66,562
Motor vehicles	65,542	97,010

Total property, plant and equipment	2,963,626	3,071,409
Less: accumulated depreciation and impairment charges	(802,259)	(708,261)

Total property, plant and equipment, net	$2,161,367	$2,363,148

The depreciation expenses for the year ended December 31, 2019 and 2018 were $145,902 and $226,187 respectively.

NOTE 6. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	Dec 31, 2019	Dec 31, 2018

Land use rights	$1,155,195	$1,170,387
Software system	1,260	1,277
Less – accumulated amortization	(363,221)	(344,590)

Total intangible assets, net	$793,234	$827,074

The amortization expenses of land use rights and software systems for the year ended December 31, 2019 and 2018 were $23,796 and $24,369 respectively.

Future amortization of land use rights and software systems is as follows:

Years ending December 31,	Amount
2020	$23,104
2021	23,104
2022	23,104
2023	23,104
2024	23,104
Thereafter	677,714

Total	$793,234

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

(F/K/A VIBE WIRELESS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. INVENTORIES

Inventories consisted of the following:

	December 31, 2019	December 31, 2018

Raw material	$68,062	$67,908
Work in progress	-	-
Finished goods	52,662	119,749
Goods on consignment	33,189	33,625
Less: Provision of inventory	(153,913)	(221,282)

Inventories, net	$-	$-

The provision of inventory for the year ended December 31, 2019 and 2018 were $Nil and $230,372 respectively.

NOTE 8. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Sales:

Customer	As at December 31, 2019		As at December 31, 2018
A	$27,454	34%	$21,404	21%
B	24,034	30%	19,285	19%
C	14,604	18%	19,016	19%
D	6,386	8%	15,894	16%
E	5,994	7%	10,445	10%
Total	$78,472	97%	$86,044	85%

Purchases:

Supplier	As at December 31, 2019		As at December 31, 2018
AA	$-	-%	$4,467	49%
BB	-	-%	3,367	37%
CC	-	-%	698	8%
DD	-	-%	425	5%
EE	-	-%	204	1%
Total	$-	-%	$9,161	100%

NOTE 9. OTHER PAYABLES

Other payables consisted of the following:

	December 31, 2019	December 31, 2018

Amount due to third parties	229,621	-
Payables to employees	$1,835	$1,859
Miscellaneous	12,272	35,930

Total other payables	$243,728	$37,789

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

The following table sets forth the computation of basic and diluted net income per common share:

Year ended December 31,	2019	2018

Net loss attributable to ordinary shareholders for computing basic net loss per ordinary share	$(496,690)	$(1,362,122)
Weighted-average shares of common stock outstanding in computing net loss per common stock
Basic	160,790,000	160,790,000
Diluted	160,790,000	160,790,000
Basic loss per share of common stock	(0.31) cents	(0.85) cents
Diluted loss per share	(0.31) cents	(0.85) cents

NOTE 11. AMOUNT DUE TO RELATED PARTIES

The details for amount due to related parties were as follows:

Amount as at	December 31, 2019	December 31, 2018
Amount due to related parties:
Holmsun Capital Limited (a) (b)	5,590,490	5,310,386
	$5,590,490	$5,310,386

_____________

(a)	Common director, LEUNG Kwong Tak of operating subsidiary Lutu International Biotechnology Limited
(b)	Common shareholder, LEUNG Kwong Tak of operating subsidiary Lutu International Biotechnology Limited

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

(F/K/A VIBE WIRELESS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. INCOME TAXES

The Company and its subsidiaries have no operation in United States, Cayman Islands and British Virgin Islands, and are not subject to any domestic income tax. Therefore, no domestic income tax of United States, Cayman Islands and British Virgin Islands are paid in the year ended December 31, 2019 and 2018 respectively.

Hong Kong Prolific Mineral Resources Holdings Limited was incorporated in Hong Kong and is subjected to Hong Kong profits tax rate of 16.5% for the year ended December 31, 2019 and 2018. Income tax (reversal) expense amounted to $Nil for the year ended December 31, 2019 and 2018.

A reconciliation of the provision for income taxes with amounts determined by applying the Hong Kong profit rate of 16.5% to income before income taxes is as follows:

	December 31, 2019	December 31, 2018

Profit (Loss) before income tax	$(161,366)	$(209,849)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable loss	$(161,366)	$(209,849)
Hong Kong Profits Tax rate	16.5%	16.5%
Current tax credit	$26,625	$34,625
Less: Valuation allowance	(26,625)	(34,625)
	$-	$-

No deferred tax has been provided as there are no material temporary differences arising during the year ended December 31, 2019 and 2018.

Shanxi Green Biotechnology Industry Company Limited and Shenzhen Qianhai Lutu Supply Chain Management Company Limited were incorporated in the PRC and are subjected to income taxes under the current laws of the PRC. The EIT rate of PRC was 25% for the year ended December 31, 2019 and 2018.

Profit (loss) before income tax of $(335,323) and $(1,152,274) for the year ended December 31, 2019 and 2018 respectively, were attributed to operations in China. The income tax expenses consisted of the following:

	December 31, 2019	December 31, 2018

Profit (Loss) before income tax	$(335,323)	$(1,152,274)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable loss	$(335,323)	$(1,152,274)
China Enterprise Income Tax rate	25%	25.0%
Current tax credit	$83,831	$288,069
Less: Valuation allowance	(83,831)	(288,069)
	$-	$-

No deferred tax has been provided as there are no material temporary differences arising during the year ended December 31, 2019 and 2018.

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

In the year ended December 31, 2019 and 2018, the Company is regarded as a single operating segment, being engaged in the manufacturing of bio-fertilizer. This principal activity and geographical market are substantially based in China, accordingly, no operating or geographical segment information are presented.

NOTE 14. COMPREHENSIVE INCOME

Total comprehensive income includes, in addition to net income, changes in equity that are excluded from the consolidated statements of income and are recorded directly into a separate section of shareholders’ equity on the consolidated balance sheets. Comprehensive income and its components consist of the following:

Year Ended December 31	2019	2018

Net loss	$(496,690)	$(1,362,122)
Other comprehensive income, net of tax
Foreign currency translation adjustment	(12,735)	49,096

Comprehensive loss	$(509,425)	$(1,313,026)

NOTE 15. COMMITMENTS AND CONTINGENCIES

Operating Leases

Certain of our real properties are operated under lease agreements. Rental expense under operating leases was as follows:

	December 31,2019	December 31,2018

Rent expense	$-	$15,382

Total rent expense, net	$-	$15,382

Annual minimum payments under operating leases are as follows:

Years Ended December 31,	Minimum Lease Payment

2020	$-
2021	-

Total	$-

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

(F/K/A VIBE WIRELESS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. RELATED PARTY TRANSACTIONS

The Board must approve all related party transactions. All material related party transactions will be made or entered into on terms that are no less favorable to the Company than can be obtained from unaffiliated third parties.

The following table lists the transaction with related party in 2019 and 2018:

	December 31, 2019	December 31, 2018

Consultancy fee paid to KM International Property Consultants Limited	$-	$12,632

Consultancy fee, net	$-	$12,632

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

	December 31, 2019	December 31, 2018
	(audited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,956	$-
Other receivables	3,133	-
Non-current assets:
Property, plant and equipment	492	-

Total Assets Held for Disposal	$5,581	$-

LIABILITIES
Current liabilities:
Amount due to related parties	$-	$-
Total Liabilities Held for Disposal	$-	$-

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

(F/K/A VIBE WIRELESS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. DISCONTINUED OPERATIONS

On September 26, 2019, the Company has resolved to discontinue the operation of the subsidiary company, Shenzhen Qianhai Lutu Supply Chain Management Company Limited. On September 26, 2019 and onwards, any operation from Shenzhen Qianhai Lutu Supply Chain Management Company Limited has been classified as discontinued operations on the statement of operations. Previous period’s operation has been similarly classified for comparative purposes. A breakdown of discontinued operation for the year ending December 31, 2019 and 2018 is as follows:

	December 31, 2019	December 31, 2018
	(audited)	(audited)
Operating expenses
General and administrative expenses	$-	$-
Interest income	-	-
Interest expenses	$-	$-
Other income	-	-
Other expenses	-	-
Net (loss) gain from discounted operations	$-	$-

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

NOTE 19. LEGAL PROCEEDINGS (CONTINUED)

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

Possible claim under Section 16(b) of the Securities Exchange Act of 1934

On 10 December 2020, the Company was informed that there was a possible claim against Able Lead for short swing profits under Section 16(b) of the Securities Exchange Act of 1934. Meanwhile, the Board is reviewing the said issue and considering any follow-up measures.

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

On January 20, 2020, with the approval of the Company, the subsidiary company, Shanxi Green Biotechnology Industry Company Limited (“the Shanxi Subsidiary”) has resolved to dispose the non-current assets which were lying idle for the production. The plant and equipment have been listed to be disposed with the total cost of RMB 2,974,442.  The Shanxi Subsidiary also resolved to carry out its future production via sub-contracting the production and goods assessment procedure, and its operations will remain unchanged.

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