Form 10-Q
period 2020-03-31
GREEN VISION BIOTECHNOLOGY CORP.
filed 2021-08-03
CIK 1571804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _______________to ___________________

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

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☒     No ☐

No market value has been computed as of March 31, 2020 based upon the fact that no active trading market has been established.

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the most practicable date: As of August 2, 2021, there were 160,790,000 shares of Common Stock of the issuer outstanding.

PART I. FINANCIAL INFORMATION

ITEM: 1 FINANCIAL STATEMENTS

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Note	March 31, 2020	December 31, 2019
ASSETS		(Unaudited)	(Audited)
Cash and cash equivalents		$14,093	$61,747
Accounts receivable, net of allowance for doubtful accounts		2,541	10,333
Inventories, net	7	-	-
Advance to suppliers		20,608	20,953
Other receivables	4	-	343
Assets held for disposal		5,489	5,581
Total current assets		42,731	98,957

Property, plant and equipment, net	5	2,092,569	2,161,367
Construction in progress		-	-
Intangible assets	6	774,504	793,234
Long term lease prepayment		-	-
Restricted cash		1,554	1,579
Total non-current assets		2,868,627	2,956,180
TOTAL ASSETS		$2,911,358	$3,055,137
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable		$25,131	$25,551
Advances from customer		11,306	14
Accrued expenses		154,862	182,558
Accrued payroll		11,738	12,371
Other payables	9	238,075	243,728
Other tax payables		327	412
Amount due to related parties	11	5,550,982	5,590,490
Amount due to shareholder		3,866,758	3,914,536
Total current liabilities		9,859,179	9,969,660
TOTAL LIABILITIES		$9,859,179	$9,969,660

Stockholders’ equity
Common stock, $0.001 par value per share, authorized 750,000,000 and 750,000,000 shares, issued and outstanding 160,790,000 shares at March 31, 2020, and December 31, 2019 respectively		160,790	160,790
Additional paid-in capital		(282,209)	(282,209)
Accumulated other comprehensive loss		(61,078)	(51,172)
Accumulated deficit		(6,765,324)	(6,741,932)
TOTAL STOCKHOLDERS’ DEFICIT		(6,947,821)	(6,914,523)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$2,911,358	$3,055,137

See accompanying notes to unaudited consolidated financial statements

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Note	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019

Revenue, net		$39,784	$29,834
Cost of Sales		55,186	29,010

Gross (loss)/ profit		$(15,402)	$824

Operating expenses
Selling expenses		(1,362)	(47)
General and administrative expenses		(79,458)	(98,966)

Loss from operations		$(96,222)	$(98,189)

Non-operating income (expense)
Interest income		3	6
Interest expense		(950)	(317)
Other income		90,624	28,259
Other expense		(16,847)	(5,453)

Loss before income taxes		$(23,392)	$(75,694)

Income tax	12	-	-

Net loss		$(23,392)	$(75,694)

Non-controlling interest		-	-
Net loss attributable to the Company		$(23,392)	$(75,694)

Foreign currency translation adjustment		(9,906)	(8,596)

Comprehensive loss	14	$(33,298)	$(84,290)

Basic earnings per share of common stock	10	$(0.015 cents )	$(0.047 cents )
Diluted earnings per share	10	$(0.015 cents )	$(0.047 cents )
Weighted average number of common shares outstanding - basic and diluted		160,790,000	160,790,000

See accompanying notes to unaudited consolidated financial statements

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’DEFICIT AND COMPREHENSIVE INCOME

(UNAUDITED)

	Number of common shares outstanding	Amount	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficits	Total stockholders’ equity/ (deficit)

Balance, January 1, 2019	160,790,000	$160,790	(282,209)	(38,437)	(6,245,242)	$(6,405,098)
Net loss	-	-	-	-	(75,694)	(75,694)
Foreign currency translation adjustment	-	-	-	(8,596)	-	(8,596)

Balance, March 31, 2019	160,790,000	$160,790	(282,209)	(47,033)	(6,320,936)	$(6,489,388)

Balance, January 1, 2020	160,790,000	$160,790	(282,209)	(51,172)	(6,741,932)	$(6,914,523)
Net loss	-	-	-	-	(23,392)	(23,392)
Foreign currency translation adjustment	-	-	-	(9,906)	-	(9,906)

Balance, March 31, 2020	160,790,000	$160,790	(282,209)	(61,078)	(6,765,324)	$(6,947,821)

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended March 31,
	2020	2019
Cash flows used in operating activities:
Net loss	$(23,392)	$(75,694)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	33,734	36,710
Amortization of intangible assets	5,765	5,968
Allowance for doubtful accounts	-	-
Inventory provision reversal	(75,321)	(66,640)
Disposal gain of property, plant and equipment	(5,529)	-
Changes in assets and liabilities:
Accounts receivable	7,735	(1,883)
Inventories	75,321	66,640
Advances to suppliers	-	34
Other receivables	342	(678)
Restricted cash	(1)	(1)
Accounts payable	-	(2,402)
Advances from customer	11,460	1,008
Other payables	(1,668)	38,113
Other tax payables	(79)	55
Accrued payroll	(436)	(25,084)
Accrued expenses	(28,344)	21,813
Amount due to related parties	(53,966)	(2,509)
Net cash used for operating activities	(54,379)	(4,550)
Cash flows used for investing activities:
Proceeds from sale of property, plant and equipment	5,529	-
Net cash used for investing activities	5,529	-
Cash flows provided by (used for) financing activities:
Amounts due to shareholder	1,126	8,730
Net cash provided by financing activities	1,126	8,730

Cash flows from discontinued operations
Net cash provided by investing activities of discontinued operations	-	-
Net cash provided by discontinued operations	-	-

Net (decrease) increase in cash	(47,724)	4,180
Effect of foreign currency translation	70	153
Cash - beginning of period	61,747	9,114
Cash - end of period	$14,093	$13,447
Supplemental disclosures of cash flow information:
Interest paid	$950	$317
Income taxes	$-	$-

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

Able Lead, an 89% shareholder of Lutu International, has an outstanding loan of $4.43 million denominated in Renminbi (“RMB”) owed to an unrelated third party with its maturity date on January 22, 2018(the “Outstanding Loan”). Able Lead is negotiating an extension of the Outstanding Loan to 2019 with the third party creditor. Shares of Lutu International held by Able Lead were offered by Able Lead as collateral to secure repayment of the Outstanding Loan (the “Security”).

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

The following table depicts the identity of the subsidiaries:

Name of Subsidiary	Place of Incorporation	Attributable Equity Interest %	Registered Capital
Lutu International Biotechnology Limited (RTO accounting acquirer) (1)	Cayman Islands	100	USD100
Light Raise Limited (2)	BVI	100	USD1
Hong Kong Prolific Mineral Resources Holdings Limited (3)	HKD	100	HKD 2
Shanxi Green Biotechnology Industry Company Limited (4)	PRC	100	RMB 100,000,000
Shenzhen Qianhai Lutu Supply Chain Management Company Limited (5)	PRC	100	RMB 5,000,000

Note:	(1)	Wholly owned subsidiary of Green Vision Biotechnology Corp.
	(2)	Wholly owned subsidiary of Lutu International Biotechnology Limited
	(3)	Wholly owned subsidiary of Light Raise Limited
	(4)	Wholly owned subsidiary of Hong Kong Prolific Mineral Resources Holdings Limited
	(5)	Wholly owned subsidiary of Shanxi Green Biotechnology Industry Company Limited (deregistered on April 7, 2020)

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

Below is a table with foreign exchange rates used for translation:

For the three months and year ended, (Average Rate)	Mar. 31, 2020		Dec 31, 2019		Mar. 31, 2019
Chinese Renminbi (RMB)	RMB	6.98101	RMB	6.76530	RMB	6.78630
United States dollar ($)		$1.00000		$1.00000		$1.00000

As of (Closing Rate)	Mar. 31, 2020		Dec 31, 2019		Mar. 31, 2019
Chinese Renminbi (RMB)	RMB	7.08454	RMB	6.96800	RMB	6.69580
United States dollar ($)		$1.00000		$1.00000		$1.00000

For the three months and year ended, (Average Rate)	Mar. 31, 2020		Dec 31, 2019		Mar. 31, 2019
Hong Kong (HKD)	HKD	7.77063	HKD	7.83828	HKD	7.84110
United States dollar ($)		$1.00000		$1.00000		$1.00000

As of (Closing Rate)	Mar. 31, 2020		Dec 31, 2019		Mar. 31, 2019
Hong Kong (HKD)	HKD	7.75120	HKD	7.78764	HKD	7.84630
United States dollar ($)		$1.00000		$1.00000		$1.00000
For the three months and year ended, (Average Rate)	Mar. 31, 2020		Dec 31, 2019		Mar. 31, 2019
Hong Kong (HKD)	HKD	1.11311	HKD	1.15860	HKD	1.16270
Chinese Renminbi (RMB)		$1.00000		$1.00000		$1.00000

As of (Closing Rate)	Mar. 31, 2020		Dec 31, 2019		Mar. 31, 2019
Hong Kong (HKD)	HKD	1.09410	HKD	1.11763	HKD	1.16957
Chinese Renminbi (RMB)		$1.00000		$1.00000		$1.00000

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

During the three months ended March 31, 2020 and 2019, the provision of sales return were $Nil respectively.

Cost of Goods Sold

Cost of goods sold includes the cost of materials, labor, and relevant manufacturing expenses.

Selling Expenses

Selling expenses include packaging and shipping costs, as well as advertising and certain expenses associated with operating the Company’s corporate headquarters.

Advertising Costs

The Company expensed all advertising costs as incurred. Advertising expense, net of reimbursement from suppliers, amounted to $Nil and $Nil for the three months ended March 31, 2020 and 2019 respectively. Advertising expense is included in selling expense and general and administrative expenses in the accompanying consolidated statements of income.

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

The Company did not have a lease that met the criteria of a capital lease. Leases that do not qualify as a capital lease are classified as an operating lease. Operating lease rental expenses included in selling, general and administrative expenses for the three months ended March 31, 2020 and 2019 were $Nil and $Nil respectively.

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

During the quarter ended March 31, 2020 and year ended December 31, 2019, the provision of doubtful debts were $Nil and $4,878 respectively.

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

During the quarter ended March 31, 2020 and year ended December 31, 2019, the reversal of inventory were $75,321 and $66,429 respectively.

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

Goodwill

Goodwill represents the excess of purchase price over fair value of net assets acquired. Under ASC 350, Intangibles - Goodwill and Other, goodwill is not amortized but evaluated for impairment annually or whenever events or changes in circumstances indicate that the value may not be recoverable.

The Company performed an annual impairment test as of the fiscal year ended December 31, 2019, and a quarter review as of the period ended March 31, 2020, and determined that the impairment loss in the amount of $nil and $nil were recorded respectively.

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

Retirement Benefit Plans

Full time employees of the Company in China participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Company accounts the mandated defined contribution plan under the vested benefit obligations approach based on the guidance of ASC 715, Compensation-Retirement Benefits.

The total amounts for such employee benefits which were expensed were $135 and $2,233 for the three months ended March 31, 2020 and 2019 respectively.

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

Recently Issued Accounting Guidance

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments (ASU 2016-13). The main objective of the standard is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. In issuing this standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. The standard is applicable to loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, loan commitments and certain other off-balance sheet credit exposures, debt securities (including those held-to-maturity) and other financial assets measured at fair value through other comprehensive income, and beneficial interests in securitized financial assets. The CECL model does not apply to available-for-sale debt securities. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the credit losses will be recognized as allowances rather than reductions in the amortized cost of the securities. Accordingly, the new methodology will be utilized when assessing the Company’s financial instruments for impairment. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. ASU 2016-13 is effective for years beginning after December 15, 2019, including interim periods within those fiscal years under a modified retrospective approach. Early adoption is permitted for the periods beginning after December 15, 2018. The Company plans to adopt the guidance from July 1, 2020. The Company finalized its analysis and believes the adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements and its internal controls over financial reporting.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13), which modifies the disclosure requirements on fair value measurements, including removing the requirement to disclose (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (2) the policy for timing of transfers between levels and (3) the valuation processes for Level 3 fair value measurements. ASU 2018-13 also added new disclosures including the requirement to disclose (a) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and (b) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2019 and early adoption is permitted. This standard will only impact the disclosures pertaining to fair value measurements. The Company plans to adopt the guidance from July 1, 2020. The Company finalized its analysis and believes the adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements and its internal controls over financial reporting.

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. GOING CONCERN

As of March 31, 2020 and December 31, 2019, the Company has an accumulated deficit of $6,765,324 and $6,741,932 respectively, and its current liabilities exceed its current assets resulting in negative working capital of $9,816,448 and $9,870,703 respectively. In view of the matters described above, recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company’s ability to raise additional financing and to succeed in its future operations. The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors and/or stockholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. OTHER RECEIVABLES

Other receivables consisted of the following:

	March 31, 2020	December 31, 2019
	(unaudited)	(audited)
Deposits	$98,427	$100,073
Prepaid expenses	575	928
Advance to employee	11,672	11,864

Less: Allowance for doubtful debts	(110,674)	(112,522)

Total	$-	$343

NOTE 5. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	March 31, 2020	December 31, 2019
	(unaudited)	(audited)
Buildings	$2,790,410	$2,837,082
Machinery & equipment	-	-
Office equipment	60,022	61,002
Motor vehicles	64,463	65,542

Total property, plant and equipment	2,914,895	2,963,626
Less: accumulated depreciation and impairment charges	(822,326)	(802,259)

Total property, plant and equipment, net	$2,092,569	$2,161,367

The depreciation expenses for the three months ended March 31, 2020 and 2019 were $33,734 and $36,710 respectively.

NOTE 6. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31, 2020	December 31, 2019
	(unaudited)	(audited)
Land use rights	$1,136,192	$1,155,195
Software system	1,239	1,260
Less - accumulated amortization	(362,927)	(363,221)

Total intangible assets, net	$774,504	$793,234

The amortization expenses of land use rights and software systems for the three months ended March 31, 2020 and 2019 were $5,765 and $5,968 respectively.

Future amortization of land use rights and software systems is as follows:

Years ending December 31,	Amount
2020	$17,043
2021	22,724
2022	22,724
2023	22,724
2024	22,724
Thereafter	666,565
Total	$774,504

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. INVENTORIES

Inventories consisted of the following:

	March 31, 2020	December 31, 2019
	(unaudited)	(audited)
Raw material	$11,992	$68,062
Finished goods	54,510	52,662
Goods on consignment	7,718	33,189
Less: Provision of inventory	(74,220)	(153,913)

Inventories, net	$-	$-

NOTE 8. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Sales:

Customer	As at March 31, 2020		As at December 31, 2019
A	$29,390	74%	$27,454	34%
B	5,157	13%	24,034	30%
C	1,547	4%	14,604	18%
D	1,341	3%	6,386	8%
E	1,031	3%	5,994	7%
Total	$38,466	97%	$78,472	97%

NOTE 9. OTHER PAYABLES

Other payables consisted of the following:

	March 31, 2020	December 31,2019
	(unaudited)	(audited)
Amount due to third parties	225,844	229,621
Payables to employees	1,805	1,835
Miscellaneous	$10,426	$12,272

Total other payables	$238,075	$243,728

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

The following table sets forth the computation of basic and diluted net income per common share:

Period ended March 31,	March 31, 2020		March 31, 2019
	(unaudited)		(unaudited)
Net loss attributable to ordinary shareholders for computing basic net loss per ordinary share	$(23,392)		$(75,694)
Weighted-average shares of common stock outstanding in computing net loss per common stock
Basic	160,790,000		160,790,000
Diluted	160,790,000		160,790,000
Basic loss per share of common stock	(0.015	) cents	(0.047	) cents
Diluted loss per share	(0.015	) cents	(0.047	) cents

NOTE 11. AMOUNT DUE FROM / TO RELATED PARTIES

The details for amount due to related parties were as follows:

Amount as at	March 31, 2020	December 31,2019
	(unaudited)	(audited)
Holmsun Capital Limited (a) (b)	5,550,982	5,590,490
	$5,550,982	$5,590,490

(a)	Common director, LEUNG Kwong Tak of operating subsidiary Lutu International Biotechnology Limited
(b)	Common shareholder, LEUNG Kwong Tak of operating subsidiary Lutu International Biotechnology Limited

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. INCOME TAXES

The Company and its subsidiaries have no operation in United States, Cayman Islands and British Virgin Islands, and are not subject to any domestic income tax. Therefore, no domestic income tax of United States, Cayman Islands and British Virgin Islands are paid in the quarter ended March 31, 2020 and year ended December 31, 2019.

Hong Kong Prolific Mineral Resources Holdings Limited was incorporated in Hong Kong and is subjected to Hong Kong profits tax rate of 16.5% for the three months ended March 31, 2020 and 2019. Income tax (reversal) expense amounted to $Nil for the quarter ended March 31, 2020 and year ended December 31, 2019.

A reconciliation of the provision for income taxes with amounts determined by applying the Hong Kong profit rate of 16.5% to income before income taxes is as follows:

	March 31, 2020	December 31, 2019
	(unaudited)	(audited)
Profit (Loss) before income tax	$(21,843)	$(161,366)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable loss	$(21,843)	$(161,366)
Hong Kong Profits Tax rate	16.5%	16.5%
Current tax credit	$3,604	$26,625
Less: Valuation allowance	(3,604)	(26,625)
	$-	$-

No deferred tax has been provided as there are no material temporary differences arising during the quarter ended March 31, 2020 and year ended December 31, 2019.

Shanxi Green Biotechnology Industry Company Limited and Shenzhen Qianhai Lutu Supply Chain Management Company Limited were incorporated in the PRC and are subjected to income taxes under the current laws of the PRC. The EIT rate of PRC was 25% for the quarter ended March 31, 2020 and year ended December 31, 2019.

Profit (loss) before income tax of $(1,549) and $(335,323) for the quarter ended March 31, 2020 and year ended December 31, 2019 respectively, were attributed to operations in China. The income tax expenses consisted of the following:

	March 31, 2020	December 31, 2019
	(unaudited)	(audited)
Profit (Loss) before income tax	$(1,549)	$(335,323)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable profit (loss)	$(1,549)	$(335,323)
China Enterprise Income Tax rate	25%	25.0%
Current tax credit(debit)	$387	$83,831
Less: Valuation allowance	(387)	(83,831)
	$-	$-

No deferred tax has been provided as there are no material temporary differences arising during the quarter ended March 31, 2020 and year ended December 31, 2019.

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

In the quarter ended March 31, 2020 and year ended December 31, 2019, the Company is regarded as a single operating segment, being engaged in the manufacturing of bio-fertilizer. This principal activity and geographical market are substantially based in China, accordingly, no operating or geographical segment information are presented.

NOTE 14. COMPREHENSIVE INCOME

Total comprehensive income includes, in addition to net income, changes in equity that are excluded from the consolidated statements of income and are recorded directly into a separate section of shareholders’ equity on the consolidated balance sheets. Comprehensive income and its components consist of the following:

Period and Year Ended	March 31, 2020	December 31, 2019
	(unaudited)	(audited)
Net loss	$(23,392)	$(496,690)
Other comprehensive income, net of tax
Foreign currency translation adjustment	(9,906)	(12,735)

Comprehensive loss	$(33,298)	$(509,425)

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. LEGAL PROCEEDINGS

Civil case with Mr. Yao Gui Mu

Yao Gui Mu (“the Plaintiff”), former operation manager of the subsidiary in Shanxi, Shanxi Green Biotechnology Industry Company Limited (“the Shanxi Subsidiary”), brought a lawsuit against the Shanxi Subsidiary, in the District People’s Court of Jin Zhong City, Yu Ci District. The subject dispute of the lawsuit concerns an unsettled current account balance of $141,550(RMB900,000) which was claimed to be a loan advanced to the Company by the Plaintiff. Together with the subject dispute, the Plaintiff also claimed the relevant interest was RMB513,100 calculated from November 6, 2012 to August 15, 2017 with 1% monthly interest rate. The Company’s PRC lawyer had submitted a Statement of Defense on November 23, 2017 to The District People’s Court of Yuci District, Jin Zhong City (“the Court”). A court hearing was held on December 5, 2017. Upon the request by the Court, Shanxi Subsidiary provided supplemental evidence to the Court on 16 January 2018. The second hearing was held on September 19, 2018.

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

Yao Gui Mu (“the Appealer”) appeal for the decision (2019) 晋0702 民初3543号之一to the Intermediate People’s Court of Shanxi Province, Jin Zhong City. On June 29, 2020, the Intermediate People’s Court of Shanxi Province, Jin Zhong City released civil judgement decision (2020) 晋07民終1734号, agreed with the original civil judgement and reject the appeal.

On May 20, 2021, Yao Gui Mu (“the Plaintiff”) once again re-brought the lawsuit against the Shanxi Subsidiary to the District People’s Court of Jin Zhong City, Yu Ci District, after the police formed the decision on April 16, 2021, that no prosecution against the Plaintiff. On July 26, 2021, a court hearing was held and the trail completed. The judgement decision is expected to be released not later than end of this year.

For the relevant interest of RMB 513,100 claimed by the Plaintiff, according to the company’s lawyer, there is no evidence showing that it is more likely than not that the Company will be liable for the said interest. Hence, no provision was made as at March 31, 2020.

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

On May 6, 2021, the Management has been informed by the police authorities about no case for investigation decision晋中榆公不立字(2021) 000030号, because there was no sufficient evidence for the trial and no criminal prosecution will carry out.

The Company disagreed with the decision and appeal to the People’s Procuratorate of Jin Zhong City, Yu Ci District on May 7, 2021, and the appeal was accepted on May 21, 2021.

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. LEGAL PROCEEDINGS (CONTINUED)

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

On April 16, 2021, the Management has been informed by the police authorities about no case for investigation decision晋中榆公不立字(2021) 000018号, because there was no sufficient evidence for the trial and no criminal prosecution will carry out.

The Company disagreed with the decision and appeal to the People’s Procuratorate of Jin Zhong City, Yu Ci District on May 7, 2021, and the appeal was accepted on July 5, 2021.

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

NOTE 16. SUBSEQUENT EVENT

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

COVID-19

Subsequent to December 31, 2019, COVID-19 has spread rapidly to many parts of China and other parts of the world. The pandemic has resulted in quarantines, travel restrictions, and the temporary closure of stores and facilities in China and elsewhere. In accordance with recommended and mandated restrictions by relevant government and public health officials in light of the COVID-19 outbreak, the Company’s operations had been slightly affected by the COVID-19. As of the issuance date of this report, the extent to which the COVID-19 impacts the Company’s results will depend on future developments, which are uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 and the actions to contain the COVID-19 or treat its impact, among others.

Management has evaluated all activities and concluded that there were no other subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

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

Result of Operations for the Three months ended March 31, 2020 and 2019

Revenue was $39,784 for the three months ended March 31, 2020 (“Q1”), increased by $9,950, or 33.4% from $29,834 for the three months ended March 31, 2019 (“Comparable Quarter”). The increase in revenue during the Q1 as compared to the Comparable Quarter was due to the more finished goods had been sold in Q1. In this quarter, our company has conducted various field trials in Guangxi, Heilongjiang, and Yunnan in order to promote our products.

Cost of sales was increased by $26,176, or 90.2% from $29,010 in the Comparable Quarter to $55,186 in Q1. The increase was due to the increase in cost to the increase in the sales revenue. In terms of percentage of revenue, cost of sales was 138.7% in Q1 as compared to 97.2% in the Comparable Quarter. The increase in cost of sales was due to the significant decrease in the per sales price of $144 for Q1 as compared to $241 in the Comparable Quarter.

Gross profit was decreased by $16,226, or 1969.2% from $824 in the Comparable Quarter to negative $15,402 in Q1. In terms of percentage of revenue, the gross profit percentage was decreased to negative 38.7% for Q1 as compared to 2.8% for the Comparable Quarter. The decrease of gross profit was primarily due to the significant drop in the per sales price.

Selling expenses were increased by $1,315 or 2797.9% from $47 for the Comparable Quarter to $1,362 in Q1. In terms of percentage of revenue, the rates were 3.4% in Q1 compared to 0.2% in the Comparable Quarter. The increase is primarily due to the increase of sales commission expenses which was correlated to the increase in sales.

General and administrative expenses were decreased by $19,508, or 19.7% from $98,966 for the Comparable Quarter to $79,458 for Q1. The decrease is primarily due to the consultation fee in Q1.

The following is a summary of general and administrative expenses for the three months ended March 31, 2020, and 2019.

	March 31, 2020	March 31, 2019	Difference
	Unaudited	Unaudited
Consulting fees	$4,621	$15,608	$(10,987)
Salary and payroll expenses	15,819	15,507	312
Professional fees	6,200	7,408	(1,208)
Travel and entertainment	5,844	9,331	(3,487)
Research and Development	-	-	-
Provision for doubtful debts	-	-	-
Depreciation and amortization	39,499	42,678	(3,179)
Other	7,475	8,434	(959)
	$79,458	$98,966	$(19,508)

Consulting fees were decreased by $10,987, or 70.4%, from $15,608 in Comparable Quarter to $4,621 in Q1, the engagement of external consultants on the Company’s operating activities was continuously reduced correlated to the reduction and simplified in the Company’s operation.

Our salary and payroll expenses were increased by $312 or 2%, to $15,819 in Q1, as compared to $15,507 in the Comparable Quarter. We anticipate that salary and payroll expenses will rise in future periods as it becomes necessary to increase our staff in order to enhance our management quality for the listing requirement and to increase our production activities.

Professional fees were decreased by $1,208, from $7,408 in Comparable Quarter to $6,200 in Q1. The decrease of professional fees was due to the engagement of fewer independent professionals such as international lawyers and accountants.

Travel and entertainment expenses were decreased by $3,487, or 37.4%, from $9,331 in Comparable Quarter to $5,844 in Q1. The decrease of travel and entertainment expenses was due to the reduction of project-based travelling activities.

Research and Development expenses were $Nil and $Nil in Q1 and in Comparable Quarter.

Depreciation and amortization expenses were decreased by $3,179, or 7.5%, from $42,678 in Comparable Quarter to $39,499 in Q1.

Other expenses include items such as office expenses, software related costs, telephone and a variety of other miscellaneous expenses. None of these expenses alone changed significantly except transportation fee, as the difference was $959, or 11.4% decrease from $8,434 in Comparable Quarter to $7,475 in Q1.

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

Our loss from operations was decreased by $1,967 or 2.0%, to negative $96,222 in Q1, from negative $98,189 in Comparable Quarter.

Non-operating income (expenses) was increased by $50,335, or 223.8%, to income of $72,830 in Q1, from income of $22,495 in Comparable Quarter, of which mainly due to the increase of other income by $62,365 from $28,259 in Comparable Quarter to $90,624 in Q1.

The net loss attributed to the Company was reduced by $52,302, or 69.1% to negative $23,392 in Q1, as compared to negative $75,694 in Comparable Quarter.

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

Working capital

At March 31, 2020, we had a working capital deficit of $9,816,448, as compared to a working capital deficit of $9,870,703 at December 31, 2019. Of the working capital deficit at March 31, 2020, $9,417,740 was amount due to related parties and shareholder. Excluding the amounts due to related parties and shareholder, we would have had a negative working capital of $398,708 at March 31, 2020. As comparison, the working capital deficit at December 31, 2019, $9,505,026 was amount due to related parties and holding company. Excluding the amounts due to related parties and holding company, we would have had a negative working capital of $365,677 at December 31, 2019. The amounts due to related parties and shareholder are unsecured, interest free and repayable on demand.

Operating activities

During the three months ended March 31, 2020, operating activities used cash of $54,379, and for the comparable three months ended March 31, 2019, operating activities used cash in operations of $4,550. The use of cash in operating activities for the three months ended March 31, 2020 was mainly derived from a net loss of $23,392 with a non-cash item of $39,499 ($33,734 plus $5,765) in depreciation and amortization, negative $75,321 in inventory provision reversal and negative $5,529 in impairment of property, plant and equipment; moreover, there was an increase in cash of $7,735 in accounts receivable; an increase in cash of $75,321 in inventories; and an increase in cash of $11,460 in advances from customer, which were offset by a decrease in cash of 1,668 in other payable; a decrease in cash of $28,344 in accrued expenses and a decrease in cash of $53,966 in amount due to related parties. As comparison, the use of cash in operating activities for the comparable three months ended March 31, 2019 was mainly derived from a net loss of $75,694 with a non-cash item of $42,678 ($36,710 plus $5,968) in depreciation and amortization and negative $66,640 in inventory provision reversal ; moreover, there was an increase in cash of $66,640 in inventories; an increase in cash of $38,113 in other payable and an increase in cash of $21,813 in accrued expenses, which were offset by a decrease in cash of $1,883 in accounts receivable; a decrease in cash of 2,402 in accounts payable; a decrease in cash of $25,084 in accrued payroll and a decrease in cash of $2,509 in amount due to related parties.

Investing Activities

During the three months ended March 31, 2020, investing activities provided $5,529 of cash; and for comparable three months ended March 31, 2019, investing activities used $Nil of cash.

Financing Activities:

During the three months ended March 31, 2020, financing activities provided cash of $1,126; and for comparable three months ended March 31, 2019, financing activities provided cash of $8,730. The change of cash provided by financing activities was derived from the changes in the amounts due to our shareholder.

As at March 31, 2020, net cash and cash equivalents balance was $14,093 as compared to balance $61,747 as at December 31, 2019.

As of March 31, 2020, stockholder’s equity was negative $6,947,821, compared to a negative equity of $6,914,523 at December 31, 2019.

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

Since 2017, local government of Jinzhong City, Shanxi Province, China (where Shanxi Lutu and our production plant is located) has promulgated a new set of environmental regulations restricting the use of coal-fired boilers in factories. Since coal-powered generators were used in our production plant, our production activities in 2020 were restricted to a certain extent.

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

Going Concern

The independent auditors' report accompanying our December 31, 2019 audited financial statements filed in Form 10-K on January 07, 2021 contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

COVID-19

Subsequent to December 31, 2019, COVID-19 has spread rapidly to many parts of China and other parts of the world. The pandemic has resulted in quarantines, travel restrictions, and the temporary closure of stores and facilities in China and elsewhere. In accordance with recommended and mandated restrictions by relevant government and public health officials in light of the COVID-19 outbreak, the Company’s operations had been slightly affected by the COVID-19. As of the issuance date of this report, the extent to which the COVID-19 impacts the Company’s results will depend on future developments, which are uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 and the actions to contain the COVID-19 or treat its impact, among others.

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

An evaluation was conducted by an officer under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three months period ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Yao Gui Mu (“the Appealer”) appeal for the decision (2019) 晋0702 民初3543号之一to the Intermediate People’s Court of Shanxi Province, Jin Zhong City. On June 29, 2020, the Intermediate People’s Court of Shanxi Province, Jin Zhong City released civil judgement decision (2020) 晋07民終1734号, agreed with the original civil judgement and reject the appeal.

On May 20, 2021, Yao Gui Mu (“the Plaintiff”) once again re-brought the lawsuit against the Shanxi Subsidiary to the District People’s Court of Jin Zhong City, Yu Ci District, after the police formed the decision on April 16, 2021, that no prosecution against the Plaintiff. On July 26, 2021, a court hearing was held and the trail completed. The judgement decision is expected to be released not later than end of this year.

For the relevant interest of RMB513,100 claimed by the Plaintiff, according to the company’s lawyer, there is no evidence showing that it is more likely than not that the Company will be liable for the said interest. Hence, no provision was made as at March 31, 2020.

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

On May 6, 2021, the Management has been informed by the police authorities about no case for investigation decision晋中榆公不立字(2021) 000030号, because there was no sufficient evidence for the trial and no criminal prosecution will carry out.

The Company disagreed with the decision and appeal to the People’s Procuratorate of Jin Zhong City, Yu Ci District on May 7, 2021, and the appeal was accepted on May 21, 2021.

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

On April 16, 2021, the Management has been informed by the police authorities about no case for investigation decision晋中榆公不立字(2021) 000018号, because there was no sufficient evidence for the trial and no criminal prosecution will carry out.

The Company disagreed with the decision and appeal to the People’s Procuratorate of Jin Zhong City, Yu Ci District on May 7, 2021, and the appeal was accepted on July 5, 2021.

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

GREEN VISION BIOTECHNOLOGY CORP.

Date: August 2, 2021	By:	/s/ William Ching Wan Lam
William Ching Wan Lam
Chief Executive Officer

Date: August 2, 2021	By :	/s/ Kwok Leung Lo
Kwok Leung Lo
Chief Financial Officer

