Form 10-Q
period 2020-06-30
GREEN VISION BIOTECHNOLOGY CORP.
filed 2021-08-19
CIK 1571804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from__________ to_________

Commission File No. No. 000-55210

GREEN VISION BIOTECHNOLOGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	7380	98-1060941
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

Rooms 1804-06, 18/F., Wing On House, 71 Des Voeux Road Central,

Hong Kong SAR, China

852-94929967(Address and telephone of principal executive offices)

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

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☒     No ☐

No market value has been computed as of June 30, 2020 based upon the fact that no active trading market has been established.

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the most practicable date: As of August 13, 2021, there were 160,790,000 shares of Common Stock of the issuer outstanding.

PART I. FINANCIAL INFORMATION

ITEM: 1 FINANCIAL STATEMENTS

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Note	June 30, 2020	December 31, 2019
ASSETS		(Unaudited)	(Audited)
Cash and cash equivalents		$82,286	$61,747
Accounts receivable, net of allowance for doubtful accounts		-	10,333
Inventories, net	7	14,566	-
Advance to suppliers		20,661	20,953
Other receivables	4	98	343
Assets held for disposal		-	5,581
Total current assets		117,611	98,957

Property, plant equipment, net	5	2,064,598	2,161,367
Construction in progress		-	-
Intangible assets	6	770,790	793,234
Long term lease prepayment		-	-
Restricted cash		1,559	1,579
Total non-current assets		2,836,947	2,956,180
TOTAL ASSETS		$2,954,558	$3,055,137

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable		$25,195	$25,551
Advances from customer		1,826	14
Accrued expenses		121,712	182,558
Accrued payroll		11,932	12,371
Other payables	9	234,975	243,728
Other tax payables		6,020	412
Amount due to related parties	11	5,665,080	5,590,490
Amount due to shareholder		3,871,977	3,914,536
Total current liabilities		9,938,717	9,969,660
TOTAL LIABILITIES		$9,938,717	$9,969,660

Stockholders’ equity
Common stock, $0.001 par value per share, authorized 750,000,000 and 750,000,000 shares, issued and outstanding 160,790,000 shares at June 30, 2020, and December 31, 2019 respectively		160,790	160,790
Additional paid-in capital		(282,209)	(282,209)
Accumulated other comprehensive loss		(63,735)	(51,172)
Accumulated deficit		(6,799,005)	(6,741,932)
TOTAL STOCKHOLDERS’ DEFICIT		(6,984,159)	(6,914,523)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$2,954,558	$3,055,137

See accompanying notes to unaudited consolidated financial statements

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Note	Three Months Ended Jun 30, 2020	Three Months Ended Jun 30, 2019	Six Months Ended Jun 30, 2020	Six Months Ended Jun 30,2019
		$	$	$	$
Continuing operations		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue, net		27,087	41,441	66,871	71,275
Cost of goods sold		21,847	35,228	77,033	64,238
Gross profit		5,240	6,213	(10,162)	7,037

Operating expenses
Selling expenses		438	2,873	1,800	2,920
General and Administrative expenses		95,181	154,811	174,639	253,777
Total operating expenses		95,619	157,684	176,439	256,697

(Loss)/Income from operations		(90,379)	(151,471)	(186,601)	(249,660)

Non-operating income(expense)
Interest income		3	4	6	10
Interest expenses		(1,287)	(1,288)	(2,237)	(1,605)
Other income		72,577	34,818	163,201	63,077
Other expense		(11,030)	(5,557)	(27,877)	(11,010)

(Loss)/Income before income taxes		(30,116)	(123,494)	(53,508)	(199,188)
Income taxes	12	-	-	-	-

Net (loss)/income from continuing operations		(30,116)	(123,494)	(53,508)	(199,188)
Net (loss)/income from discontinued operations (Note 15)		(3,565)	-	(3,565)	-
Non-controlling interest		-	-	-	-
Net (loss)/income attributable to the Company		(33,681)	(123,494)	(57,073)	(199,188)

Foreign currency translation adjustment		(2,657)	2,257	(12,563)	(6,339)

Comprehensive (Loss)/Income		(36,338)	(121,237)	(69,636)	(205,527)

Loss per share of common stock	10
Basic and diluted
Continuing operations		(0.019)cents	(0.079)cents	(0.033)cents	(0.124)cents
Discontinued operations		(0.002)cents	-	(0.002)cents	-

Weighted average number of common shares outstanding – basic and diluted		160,790,000	160,790,000	160,790,000	160,790,000

See accompanying notes to unaudited consolidated financial statements

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’DEFICIT AND COMPREHENSIVE INCOME

(Unaudited)

	Number of common shares outstanding	Amount	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficits	Total stockholders’ equity/ (deficit)

Balance, January 1, 2019	160,790,000	$160,790	(282,209)	(38,437)	(6,245,242)	$(6,405,098)
Net loss	-	-	-	-	(75,694)	(75,694)
Foreign currency translation adjustment	-	-	-	(8,596)	-	(8,596)

Balance, March 31, 2019	160,790,000	$160,790	(282,209)	(47,033)	(6,320,936)	$(6,489,388)
Net loss	-	-	-	-	(123,494)	(123,494)
Foreign currency translation adjustment	-	-	-	2,257	-	2,257

Balance, June 30, 2019	160,790,000	$160,790	(282,209)	(44,776)	(6,444,430)	$(6,610,625)

Balance, January 1, 2020	160,790,000	$160,790	(282,209)	(51,172)	(6,741,932)	$(6,914,523)
Net loss	-	-	-	-	(23,392)	(23,392)
Foreign currency translation adjustment	-	-	-	(9,906)	-	(9,906)

Balance, March 31, 2020	160,790,000	$160,790	(282,209)	(61,078)	(6,765,324)	$(6,947,821)
Net loss	-	-	-	-	(33,681)	(33,681)
Foreign currency translation adjustment	-	-	-	(2,657)		(2,657)

Balance, June 30, 2020	160,790,000	$160,790	(282,209)	(63,735)	(6,799,005)	$(6,984,159)

 See accompanying notes to unaudited consolidated financial statements

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Six Months Ended June 30,
	2020	2019
Cash flows provided by (used in) continuing operating activities:
Net (loss) income	$(53,508)	$(199,188)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	62,696	73,413
Amortization of intangible assets	11,429	11,934
Allowance for doubtful accounts	-	54,067
Bad debt reversal	-	-
Inventory provision reversal	(87,318)	(63,078)
Disposal gain of property, plant and equipment	(50,607)
Changes in assets and liabilities:
Accounts receivable	10,223	(10,675)
Inventories	72,703	63,078
Advances to suppliers	-	205
Other receivables	3,340	(51,176)
Restricted cash	(2)	(2)
Accounts payable	-	(2,402)
Advances from customer	1,817	-
Other payables	(5,375)	37,047
Other tax payables	5,633	(14,741)
Accrued payroll	(267)	(23,563)
Accrued expenses	(61,411)	33,405
Amount due to related parties	58,948	48,352
Net cash provided by (used in) operating activities	(31,699)	(43,324)

Cash flows provided by (used in) investing activities:
Proceeds from sale of property, plant and equipment	55,275	-
Net cash used for investing activities	55,275	-

Cash flows provided by (used in) financing activities:
Amounts due to shareholder	(1,715)	46,250
Net cash provided by (used in) financing activities	(1,715)	46,250

Net increase (decrease) in cash from continuing operations	21,861	2,926

Cash flows provided by (used in) discontinued operating activities:
Net cash provided by investing activities of discontinued operations	(3,565)	-
Net increase (decrease) in cash from discontinued operations	(3,565)	-

Net (decrease) increase in cash	18,296	2,926

Effect of foreign currency translation	2,243	129
Cash – beginning of period	61,747	9,114
Cash – end of period	$82,286	$12,169

Supplemental disclosures of cash flow information:
Interest paid	$1,287	$1,605
Issuance of common stock	$-	$-

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

On September 30, 2016, the Company filed a Certificate of Amendment with the Nevada Secretary of State (the “Nevada SOS”) wherebyit amended its Articles of Incorporation to increase the Company’s authorized number of shares of common stock from 75 million to 750 million and forward stock split all of its issued and outstanding shares of common stock at a ratio of ten (10) shares for every one (1) share held. The Company’s Board of Directors approved this amendment on September 30, 2016. This stock split has been retroactively applied to the financial statements.

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

On July 30, 2019, the Company cancelled the 89,000,000 shares of common stock, par value $0.001 per share, and re-issued them to Able Lead Holdings Limited. The issuance was done pursuant to Section 4(a)(2) of the Securities Act of 1933. as it was a non-public offering. On May 12, 2017, the Company had placed the 89,000,000 shares into escrow with Booth Udall Fuller PLC, pending repayment of a loan and discharge of shares of Lutu International by Able Lead Holdings Limited. Full repayment of such was made on February 27, 2019. Therefore, the 89,000,000 shares were returned from escrow and cancelled. Then they were re-issued to Able Lead Holdings Limited. Thereafter, Able Lead transferred the shares to six (6) shareholders who are not affiliated with GVBT.

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

Below is a table with foreign exchange rates used for translation:

For the six months and year ended, (Average Rate)	Jun. 30, 2020		Dec 31, 2019		Jun. 30, 2019
Chinese Renminbi (RMB)	RMB	7.04289	RMB	6.76530	RMB	6.74470
United States dollar ($)		$1.00000		$1.00000		$1.00000

As of (Closing Rate)	Jun. 30, 2020		Dec 31, 2019		Jun. 30, 2019
Chinese Renminbi (RMB)	RMB	7.06646	RMB	6.96800	RMB	6.71120
United States dollar ($)		$1.00000		$1.00000		$1.00000

For the six months and year ended, (Average Rate)	Jun. 30, 2020		Dec 31, 2019		Jun. 30, 2019
Hong Kong (HKD)	HKD	7.77063	HKD	7.83828	HKD	7.84600
United States dollar ($)		$1.00000		$1.00000		$1.00000

As of (Closing Rate)	Jun. 30, 2020		Dec 31, 2019		Jun. 30, 2019
Hong Kong (HKD)	HKD	7.75120	HKD	7.78764	HKD	7.84980
United States dollar ($)		$1.00000		$1.00000		$1.00000

For the six months and year ended, (Average Rate)	Jun. 30, 2020		Dec 31, 2019		Jun. 30, 2019
Hong Kong (HKD)	HKD	1.10333	HKD	1.15860	HKD	1.16328
Chinese Renminbi (RMB)		$1.00000		$1.00000		$1.00000

As of (Closing Rate)	Jun. 30, 2020		Dec 31, 2019		Jun. 30, 2019
Hong Kong (HKD)	HKD	1.09690	HKD	1.11763	HKD	1.16966
Chinese Renminbi (RMB)		$1.00000		$1.00000		$1.00000

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

During the six months ended June 30, 2020 and 2019, the provision of sales return were $ Nil respectively.

Cost of Goods Sold

Cost of goods sold includes the cost of materials, labor, and relevant manufacturing expenses.

Selling Expenses

Selling expenses include packaging and shipping costs, as well as advertising and certain expenses associated with operating the Company’s corporate headquarters.

Advertising Costs

The Company expensed all advertising costs as incurred. Advertising expense, net of reimbursement from suppliers, amounted to $Nil and $Nil for the six months ended June 30, 2020 and 2019 respectively. Advertising expense is included in selling expense and general and administrative expenses in the accompanying consolidated statements of income.

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

The Company elected the package of practical expedients permitted under the transition guidance, which allowed it to carry forward its historical lease classification, its assessment on whether a contract was or contains a lease, and its initial direct costs for any leases that existed prior to January 1, 2020. The Company also elected to combine its lease and non-lease components and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of income on a straight-line basis over the lease term.

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

The Company did not have a lease that met the criteria of a capital lease. Leases that do not qualify as a capital lease are classified as an operating lease. Operating lease rental expenses included in selling, general and administrative expenses for the six months ended June 30, 2020 and 2019 were $Nil and $Nil respectively.

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

During the six months ended June 30, 2020 and year ended December 31, 2019, the provision of doubtful debts were $Nil and $ 4,878 respectively.

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

During the six months ended June 30, 2020 and year ended December 31, 2019, the provision of inventory were $87,318 and $66,429 respectively.

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

The Company performed an annual impairment test as of the fiscal year ended December 31, 2019, and a quarter review as of the period ended June 30, 2020, and determined that the impairment loss in the amount of $Nil and $Nil were recorded respectively.

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

The total amounts for such employee benefits which were expensed were $514 and $4,074 for the six months ended June 30, 2020 and 2019 respectively.

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

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Guidance

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments (ASU 2016-13). The main objective of the standard is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. In issuing this standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. The standard is applicable to loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, loan commitments and certain other off-balance sheet credit exposures, debt securities (including those held-to-maturity) and other financial assets measured at fair value through other comprehensive income, and beneficial interests in securitized financial assets. The CECL model does not apply to available-for-sale debt securities. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the credit losses will be recognized as allowances rather than reductions in the amortized cost of the securities. Accordingly, the new methodology will be utilized when assessing the Company’s financial instruments for impairment. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. ASU 2016-13 is effective for years beginning after December 15, 2019, including interim periods within those fiscal years under a modified retrospective approach. Early adoption is permitted for the periods beginning after December 15, 2018. The Company plans to adopt the guidance from July 1, 2020. The Company finalized its analysis and believes the adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements and its internal controls over financial reporting.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13), which modifies the disclosure requirements on fair value measurements, including removing the requirement to disclose (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (2) the policy for timing of transfers between levels and (3) the valuation processes for Level 3 fair value measurements. ASU 2018-13 also added new disclosures including the requirement to disclose (a) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and (b) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2019 and early adoption is permitted. This standard will only impact the disclosures pertaining to fair value measurements. The Company plans to adopt the guidance from July 1, 2020. The Company finalized its analysis and believes the adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements and its internal controls over financial reporting.

NOTE 3. GOING CONCERN

As of June 30, 2020 and December 31, 2019, the Company has an accumulated deficit of $6,799,005 and $6,741,932 respectively, and its current liabilities exceed its current assets resulting in negative working capital of $9,821,106 and $9,870,703 respectively. In view of the matters described above, recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company’s ability to raise additional financing and to succeed in its future operations. The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors and/or stockholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. OTHER RECEIVABLES

Other receivables consisted of the following:

	June 30, 2020	December 31,2019
	(unaudited)	(audited)
Deposits	$98,680	$100,073
Prepaid expenses	706	928
Advance to employee	11,669	11,864

Less: Allowance for doubtful debts	(110,957)	(112,522)

Total	$98	$343

NOTE 5. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	June 30, 2020	December 31,2019
	(unaudited)	(audited)
Buildings	$2,797,552	$2,837,082
Office equipment	60,172	61,002
Motor vehicles	64,628	65,542

Total property, plant and equipment	2,922,352	2,963,626
Less: accumulated depreciation and impairment charges	(857,754)	(802,259)

Total property, plant and equipment, net	$2,064,598	$2,161,367

The depreciation expenses for the six months ended June 30, 2020 and 2019 were $62,696 and $73,413 respectively.

The depreciation expenses for the three months ended June 30, 2020 and 2019 were $28,962 and $36,703 respectively.

NOTE 6. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30, 2020	December 31,2019
	(unaudited)	(audited)
Land use rights	$1,139,099	$1,155,195
Software system	1,242	1,260
Less – accumulated amortization	(369,551)	(363,221)

Total intangible assets, net	$770,790	$793,234

The amortization expenses of land use rights and software systems for the six months ended June 30, 2020 and 2019 were $11,429 and $11,934 respectively.

The amortization expenses of land use rights and software systems for the three months ended June 30, 2020 and 2019 were $5,664 and $5,966 respectively.

Future amortization of land use rights and software systems is as follows:

Years ending December 31,	Amount
2020	$11,430
2021	22,858
2022	22,858
2023	22,858
2024	22,858
Thereafter	667,928

Total	$770,790

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. INVENTORIES

Inventories consisted of the following:

	June 30, 2020	December 31,2019
	(unaudited)	(audited)
Raw material	$23,087	$68,062
Finished goods	69,215	52,662
Goods on consignment	9,290	33,189
Less: Provision of inventory	(87,026)	(153,913)

Inventories, net	$14,566	$-

NOTE 8. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Sales:

Customer	June 30, 2020		December 31, 2019
	(unaudited)		(audited)
A	$29,390	44%	$27,454	34%
B	18,058	27%	24,034	30%
C	9,029	14%	14,604	18%
D	5,157	8%	6,386	8%
E	1,547	2%	5,994	7%
Total	$63,181	95%	$78,472	97%

Purchases:

Supplier	June 30, 2020		December 31, 2019
	(unaudited)		(audited)
AA	$36,414	100%	$-	-%
BB	-	0%	-	-%
CC	-	0%	-	-%
DD	-	0%	-	-%
EE	-	0%	-	-%
Total	$36,414	100%	$-	-%

NOTE 9. OTHER PAYABLES

Other payables consisted of the following:

	June 30, 2020	December 31,2019
	(unaudited)	(audited)
Amount due to third parties	$226,422	$229,621
Payables to employees	1,809	1,835
Miscellaneous	6,744	12,272

Total other payables	$234,975	$243,728

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

The following table sets forth the computation of basic and diluted net income per common share:

Period ended June 30,	June 30, 2020	June 30, 2019
	(unaudited)	(unaudited)
Net loss attributable to ordinary shareholders for computing basic net loss per ordinary share
-Continuing	$(53,508)	$(199,188)
-Discontinued	$(3,565)	$-
Weighted-average shares of common stock outstanding in computing net loss per common stock
Basic	160,790,000	160,790,000
Diluted	160,790,000	160,790,000
Basic and Diluted loss per share of common stock-
-Continuing	(0.033)cents	(0.124)cents
-Discontinued	(0.002)cents	-

NOTE 11. RELATED PARTY TRANSACTIONS AND BALANCE

Key management compensation

The Company incurred the following compensation with key management personnel, which are defined by ASC 850, Related Party Disclosures, as those persons having authority and responsibility for planning, directing and controlling the activities of the Company, including directors and management.

	June 30, 2020	June 30, 2019
	(unaudited)	(unaudited)
Salaries and wages	$-	$-
Director fees - Leung Kwong Tak	2,709	-

Total salaries and director fees	$2,709	$-

Related party transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. Balances and transactions between the Company and its subsidiary have been eliminated on consolidation and are not disclosed in this note.

Related party balances included in the statement of financial position are all non-interest bearing, unsecured and due on demand., A breakdown is as follows:

Amount as at	June 30, 2020	December 31,2019
	(unaudited)	(audited)
Amount due to related parties:
Holmsun Capital Limited (a) (b)	5,665,080	5,590,490
	$5,665,080	$5,590,490

(a)	Common director, LEUNG Kwong Tak of operating subsidiary Lutu International Biotechnology Limited
(b)	Common shareholder, LEUNG Kwong Tak of operating subsidiary Lutu International Biotechnology Limited

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. INCOME TAXES

The Company and its subsidiaries have no operation in United States, Cayman Islands and British Virgin Islands, and are not subject to any domestic income tax. Therefore, no domestic income tax of United States, Cayman Islands and British Virgin Islands are paid in the quarter ended June 30, 2020 and year ended December 31, 2019.

Hong Kong Prolific Mineral Resources Holdings Limited was incorporated in Hong Kong and is subjected to Hong Kong profits tax rate of 16.5% for the six months ended June 30, 2020 and 2019. Income tax (reversal) expense amounted to $Nil for the quarter ended June 30, 2020 and year ended December 31, 2019.

A reconciliation of the provision for income taxes with amounts determined by applying the Hong Kong profit rate of 16.5% to income before income taxes is as follows:

	June 30,2020	December 31,2020
	(unaudited)	(audited)
Profit (Loss) before income tax	$(51,301)	$(161,366)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable loss	$(51,301)	$(161,366)
Hong Kong Profits Tax rate	16.5%	16.5%
Current tax credit	$8,465	$26,625
Less: Valuation allowance	(8,465)	26,625)

No deferred tax has been provided as there are no material temporary differences arising during the quarter ended June 30, 2020 and year ended December 31, 2019.

Shanxi Green Biotechnology Industry Company Limited and Shenzhen Qianhai Lutu Supply Chain Management Company Limited were incorporated in the PRC and are subjected to income taxes under the current laws of the PRC. The EIT rate of PRC was 25% for the quarter ended June 30, 2020 and year ended December 31, 2019.

Profit (loss) before income tax of $(5,712) and $(335,323) for the quarter ended June 30, 2020 and year ended December 31, 2019 respectively, were attributed to operations in China. The income tax expenses consisted of the following:

	June 30, 2020	December 31, 2019
	(unaudited)	(audited)
Profit (Loss) before income tax	$(5,712)	$(335,323)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable loss	$(5,712)	$(335,323)
China Enterprise Income Tax rate	25%	25%
Current tax credit	$1,428	$83,831
Less: Valuation allowance	(1,428)	(83,831)

No deferred tax has been provided as there are no material temporary differences arising during the quarter ended June 30, 2020 and year ended December 31, 2019.

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

In the quarter ended June 30, 2020 and year ended December 31, 2019, the Company is regarded as a single operating segment, being engaged in the manufacturing of bio-fertilizer. This principal activity and geographical market are substantially based in China, accordingly, no operating or geographical segment information are presented.

NOTE 14. COMPREHENSIVE INCOME

Total comprehensive income includes, in addition to net income, changes in equity that are excluded from the consolidated statements of income and are recorded directly into a separate section of shareholders’ equity on the consolidated balance sheets. Comprehensive income and its components consist of the following:

Period and Year Ended	June 30, 2020	December 31, 2019
	(unaudited)	(audited)
Net loss	$(57,073)	$(496,690)
Other comprehensive income, net of tax
Foreign currency translation adjustment	(12,563)	(12,735)

Comprehensive loss	$(69,636)	$(509,425)

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. DISCONTINUED OPERATIONS

	Note	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
		$	$
Operating expenses
Selling expenses		-	-
General and administrative expenses		-	-

Loss from operations		$-	$-

Non-operating income (expense)
Interest income		-	-
Interest expense		-	-
Other income		-	-
Other expense		-	-
Loss on deregister of subsidiary		(3,565)

Loss before income taxes		$(3,565)	$-

Income tax	12	-	-

Net loss		$(3,565)	$-

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

On May 20, 2021, Yao Gui Mu (“the Plaintiff”) once again re-brought the lawsuit against the Shanxi Subsidiary to the District People’s Court of Jin Zhong City, Yu Ci District, after the police formed the decision on April 16, 2021, that no prosecution against the Plaintiff. On July 26, 2021, a court hearing was held and the trail completed. The judgement decision will be released not later than end of this year.

For the relevant interest of RMB513,100 claimed by the Plaintiff, according to the company’s lawyer, there is no evidence showing that it is more likely than not that the Company will be liable for the said interest. Hence, no provision was made as at June 30, 2020.

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

NOTE 16. LEGAL PROCEEDINGS

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

NOTE 17. COMMON STOCK

On July 30, 2019, the Company cancelled 89,000,000 shares of common stock, par value $0.001 per share, and re-issued them to Able Lead Holdings Limited. The issuance was done pursuant to Section 4(a)(2) of the Securities Act of 1933. as it was a non-public offering. On May 12, 2017, the Company had placed the 89,000,000 shares into escrow with Booth Udall Fuller PLC, pending repayment of a loan and discharge of shares of Lutu International by Able Lead Holdings Limited. Full repayment of such was made on February 27, 2019. Therefore, the 89,000,000 shares were returned from escrow and cancelled. Then they were re-issued to Able Lead Holdings Limited.

NOTE 18. SUBSEQUENT EVENT

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

Result of Continuing Operations for the Three Months ended June 30, 2020 and 2019

Revenue was $27,087 for the three months ended June 30, 2020 (“Q2”), decreased by $14,354, or 34.6% from $41,441 for the three months ended June 30, 2019 (“Comparable Quarter”). The decrease in revenue during the Q2 as compared to the Comparable Quarter was due to the significant decrease in activities resulted of the outbreak of COVID-19. Most of the commercial activities had been shut down.

Cost of sales was decreased by $13,381, or 38.0% from $35,228 in the Comparable Quarter to $21,847 in Q2. The decrease was corresponding with the decrease in the sales revenue. In terms of percentage of revenue, cost of sales was 80.7% in Q2 as compared to 85.0% in the Comparable Quarter.

Gross profit was decreased by $973, or 15.7% from $6,213 in the Comparable Quarter to $5,240 in Q2. The decrease reflected the correlation in decrement of revenue. In terms of percentage of revenue, the gross profit percentage was increased to 19.3% for Q2 as compared to 15.0% for the Comparable Quarter. The change was primarily due to the reasons mentioned above.

Selling expenses were decreased by $2,435, or 84.8% from $2,873 for the Comparable Quarter to $438 in Q2. In terms of percentage of revenue, the rates were 1.6% in Q2 compared to 6.9% in the Comparable Quarter. The decrease is primarily due to the decrease of transportation fee and the commercial activities shut down.

General and administrative expenses were decreased by $59,630, or 38.5% from $154,811 for the Comparable Quarter to $95,181 for Q2. The decrease is primarily due to the decreased provision for doubtful debts in Q2.

The following is a summary of general and administrative expenses for the three months ended June 30, 2020, and 2019.

	June 30, 2020	June 30, 2019	Difference
	Unaudited	Unaudited
Consulting fees	$2,955	$11,514	$(8,559)
Salary and payroll expenses	18,508	14,870	3,638
Professional fees	12,427	8,378	4,049
Travel and entertainment	4,176	6,035	(1,859)
Provision (Reversal) for doubtful debts	-	54,060	(54,060)
Depreciation and amortization	38,902	42,669	(3,767)
Other	18,213	17,285	928
	$95,181	$154,811	$(59,630)

Consulting fees were decreased by $8,559, or 74.3%, from $11,514 in Comparable Quarter to $2,955 in Q2.

Our salary and payroll expenses were increased by $3,638, or 24.5%, to $18,508 in Q2, as compared to $14,870 in the Comparable Quarter. We anticipate that salary and payroll expenses will rise in future periods as it becomes necessary to increase our staff in order to enhance our management quality for the listing requirement and to increase our production activities.

Professional fees were increased by $4,049, from $8,378 in Comparable Quarter to $12,427 in Q2.

Travel and entertainment expenses were decreased by $1,859, or 30.8%, from $6,035 in Comparable Quarter to $4,176 in Q2. The decrease of travel and entertainment expenses was due to the reduction of project-based travelling activities.

Research and Development expenses were $Nil in Q2 and $54,060 in Comparable Quarter.

Provision for doubtful debts was decreased to $54,060 in Q2 from $Nil in Comparable Quarter. The decrease was due to the doubtful allowance of the other receivable provided in Comparable Quarter. The Company is taking all possible action to collect the overdue receivable in the coming year.

Depreciation and amortization expenses were decreased by $3,767, or 8.8%, from $42,669 in Comparable Quarter to $38,902 in Q2.

Other expenses include items such as office expenses, software related costs, telephone and a variety of other miscellaneous expenses. None of these expenses alone changed significantly, as the difference was $928, or 5.4% increase from $17,285 in Comparable Quarter to $18,213 in Q2.

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

Our loss from operations was decreased by $61,092 or 40.3%, to negative $90,379 in Q2, from negative $151,471 in Comparable Quarter.

Non-operating income (expenses) was increased by $32,286 to $60,263 in Q2, from $27,977 in Comparable Quarter, of which mainly due to the increase of other non-operating income in Q2.

The net loss attributed to the Company was decreased by $89,813, or 72.7% to negative $33,681 in Q2, as compared to negative $123,494 in Comparable Quarter.

Result of continuing Operations for the Six months ended June 30, 2020 and 2019

Revenue was decreased by $4,404, or 6.2% from $71,275, in the six months ended June 30, 2019 (the “Six-Month Comparable Period”) to $66,871 in the six months ended June 30, 2020 (the “First Half Year of FY2020”). The decrease in revenue during the First Half Year of FY2020 as compared to the Six Month-Comparable Period was due to the significant decrease in activities resulted of the outbreak of COVID-19. Most of the commercial activities had been shut down.

Cost of sales was increased by $12,795, or 19.9% from $64,238 in the Six Month-Comparable Period to $77,033 in the First Half Year of FY2020. The change of cost of sales due to the Shanxi company purchase finished goods to sell. In terms of percentage of revenue, cost of sales was 115.2% in the First Half Year of FY2020 as compared to 90.1% in the Six Month-Comparable Period. The increase was due to the increase in cost of sales.

Gross profit was decreased by $17,199, or 244.4% from $7,037 in the Six Month-Comparable Period to negative $10,162 in the First Half Year of FY2020. The decrease reflected the correlation in reduction of revenue. In terms of percentage of revenue, the gross profit percentage was decreased to negative 15.2% for the First Half Year of FY2020 as compared to 9.9% for the Six Month-Comparable Period. The change was primarily due to the reasons mentioned above.

Selling expenses were decreased by $1,120, or 38.4%, to $1,800 in the First Half Year of FY2020 from $2,920 in the Six Month-Comparable Period. In terms of percentage of revenue, the rates were 2.7% in the First Half Year of FY2020 compared to 4.1% in the Six Month-Comparable Period. The decrease is primarily due to the decrease of transportation fee.

General and administrative expenses were decreased by $79,138, or 31.2% to $174,639 in the First Half Year of FY2020 from $253,777 in the Six Month-Comparable Period. The decrease is primarily due to the decrease of consulting fee and provision for doubtful debts from $81,182 in the Six Month-Comparable Period to $7,576 in the First Half Year of FY2020.

The following is a summary of general and administrative expenses for the six months ended June 30, 2020, and 2019.

	June 30, 2020	June 30, 2019	Difference
	Unaudited	Unaudited
Consulting fees	$7,576	$27,122	$(19,546)
Salary and payroll expenses	34,327	30,377	3,950
Professional fees	18,627	15,786	2,841
Travel and entertainment	10,020	15,366	(5,346)
Research and Development	-	-	-
Provision for doubtful debts	-	54,060	(54,060)
Depreciation and amortization	78,401	85,347	(6,946)
Other	25,688	25,719	(31)
	$174,639	$253,777	$(79,138)

Consulting fees were decreased by $19,546, or 72.1%, from $$27,122 in the Six Month-Comparable Period to $7,576 in the First Half Year of FY2020.

Our salary and payroll expenses were increased by $3,950, or 13.0%, to $34,327 in the First Half Year of FY2020, as compared to $30,377 in the Six Month-Comparable Period. We anticipate that salary and payroll expenses will rise in future periods as it becomes necessary to increase our staff in order to enhance our management quality for the listing requirement and to increase our production activities.

Professional fees were increased by $2,841, from $15,786 in the Six Month-Comparable Period to $18,627 in the First Half Year of FY2020.

Travel and entertainment expenses were decreased by $5,346, or 34.8%, from $15,366 in the Six Month-Comparable Period to $10,020 in the First Half Year of FY2020. The decrease of travel and entertainment expenses was due to the reduction of project-based travelling activities.

Research and Development expenses were $Nil in the First Half Year of FY2020 and $Nil in the Six Month-Comparable Period.

Provision for doubtful debts was decreased to $Nil in the First Half Year of FY2020 from $54,060 in the Six Month-Comparable Period. The decrease was due to the doubtful allowance of the other receivable provided in the Six Month-Comparable Period. The Company is taking all possible action to collect the overdue receivable in the coming year.

Depreciation and amortization expenses were decreased by $6,946, or 8.1%, from $85,347 in the Six Month-Comparable Period to $78,401 in the First Half Year of FY2020.

Other expenses include items such as office expenses, software related costs, telephone and a variety of other miscellaneous expenses. None of these expenses alone changed significantly, as the difference was $31, or 0.1% decrease from $25,719 in the Six Month-Comparable Period to $25,688 in the First Half Year of FY2020.

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

Our loss from operations was decreased by $63,059 or 25.3%, to negative $186,601 in the First Half Year of FY2020, from $249,660 in the Six Month-Comparable Period.

Non-operating income (expenses) was increased by $82,621 to $133,093 in the First Half Year of FY2020, from $50,472 in the Six Month-Comparable Period, of which mainly due to the increase of other non-operating income in the First Half Year of FY2020.

The net loss attributed to the Company was decreased by $142,115, or 71.3% to negative $57,073 in the First Half Year of FY2020, as compared to negative $199,188 in the Six Month-Comparable Period.

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

Working capital

At June 30, 2020, we had a working capital deficit of $9,821,106, as compared to a working capital deficit of $9,870,703 at December 31, 2019. Of the working capital deficit at June 30, 2020, $9,537,057 was amount due to related parties and shareholder. Excluding the amounts due to related parties and shareholder, we would have had a negative working capital of $284,049 at June 30, 2020. As comparison, the working capital deficit at December 31, 2019, $9,505,026 was amount due to related parties and holding company. Excluding the amounts due to related parties and holding company, we would have had a negative working capital of $365,677 at December 31, 2019. The amounts due to related parties and shareholder are unsecured, interest free and repayable on demand.

Operating activities

During the six months ended June 30, 2020, continuing operating activities used cash of $31,699, and for the comparable six months ended June 30, 2019, operating activities used cash in operations of $43,324. The use of cash in operating activities for the six months ended June 30, 2020 was mainly derived from a net loss of $53,508 with a non-cash item of $74,125($62,696 plus $11,429) in depreciation and amortization; negative $50,607 in disposal gain of property, plant and equipment , negative $87,318 in reversal inventory provision; moreover, there was an increase of $10,223 in accounts receivables; an increase of $72,703 in inventories; an increase of $3,340 in another receivables; an increase of $5,633 in other tax payables; an increase of $58,948 in amount due to related parties; which were offset by a decrease of $5,375 in other payables and a decrease of $61,411 in accrued expenses. As comparison, the use of cash in operating activities for the six months ended June 30, 2019 was mainly derived from a net loss of $199,188 with a non-cash item of $85,347($73,413 plus $11,934) in depreciation and amortization; $54,067 in bad debt provision, negative $63,078 in reversal inventory provision; moreover, there was an increase of $63,078 in inventories; an increase of $37,047 in another payable; an increase of $33,405 in accrued expenses; an increase of $48,352 in amount due to related parties; which were offset by a decrease of $10,675 in accounts receivables; a decrease of $51,176 in other receivables; a decrease of $23,563 in accrued payroll and a decrease of $14,741 in tax payables.

Investing Activities

During the six months ended June 30, 2020, investing activities provided $55,275 of cash; and for comparable six months ended June 30, 2019, investing activities used $Nil of cash.

Financing Activities:

During the six months ended June 30, 2020, financing activities used cash of $1,715; and for comparable six months ended June 30, 2019, financing activities provided cash of $46,250. The change of cash used by financing activities was derived from the changes in the amounts due to our shareholder.

As at June 30, 2020, net cash and cash equivalents balance was $82,286 as compared to balance $61,747 as at December 31, 2019.

As of June 30, 2020, stockholder’s equity was negative $6,984,159, compared to a negative equity of $6,914,523 at December 31, 2019.

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

COVID-19

Subsequent to December 31, 2019, COVID-19 has spread rapidly to many parts of China and other parts of the world. The pandemic has resulted in quarantines, travel restrictions, and the temporary closure of stores and facilities in China and elsewhere. In accordance with recommended and mandated restrictions by relevant government and public health officials in light of the COVID-19 outbreak, the Company’s operations had been slightly affected by the COVID-19. As of the issuance date of this report, the extent to which the COVID-19 impacts the Company’s results will depend on future developments, which are uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 and the actions to contain the COVID-19 or treat its impact, among others..

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

An evaluation was conducted by an officer under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six months period ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On May 20, 2021, Yao Gui Mu (“the Plaintiff”) once again re-brought the lawsuit against the Shanxi Subsidiary to the District People’s Court of Jin Zhong City, Yu Ci District, after the police formed the decision on April 16, 2021, that no prosecution against the Plaintiff. On July 26, 2021, a court hearing was held and the trail completed. The judgement decision will be released not later than end of this year.

For the relevant interest of RMB513,100 claimed by the Plaintiff, according to the company’s lawyer, there is no evidence showing that it is more likely than not that the Company will be liable for the said interest. Hence, no provision was made as at June 30, 2020.

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

GREEN VISION BIOTECHNOLOGY CORP.

Date: August 19, 2021	By:	/s/ William Ching Wan Lam
William Ching Wan Lam
Chief Executive Officer

Date: August 19, 2021	By:	/s/ Kwok Leung Lo
Kwok Leung Lo
Chief Financial Officer

