Form 10-Q
period 2020-09-30
GREEN VISION BIOTECHNOLOGY CORP.
filed 2021-08-30
CIK 1571804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

N/A

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

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☒     No ☐

No market value has been computed as of September 30, 2020 based upon the fact that no active trading market has been established.

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the most practicable date: As of August 23, 2021, there were 160,790,000 shares of Common Stock of the issuer outstanding.

PART I. FINANCIAL INFORMATION

ITEM: 1 FINANCIAL STATEMENTS

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Note	September 30, 2020	December 31, 2019
ASSETS		(Unaudited)	(Audited)
Cash and cash equivalents		$57,951	$61,747
Accounts receivable, net of allowance for doubtful accounts		-	10,333
Inventories, net	7	7,577	-
Advance to suppliers		21,496	20,953
Other receivables	4	1,609	343
Assets held for disposal		-	5,581
Total current assets		88,633	98,957

Property, plant equipment, net	5	2,113,372	2,161,367
Construction in progress		-	-
Intangible assets	6	796,019	793,234
Long term lease prepayment		-	-
Restricted cash		-	1,579
Total non-current assets		2,909,391	2,956,180
TOTAL ASSETS		$2,998,024	$3,055,137
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable		$26,213	$25,551
Advances from customer		15	14
Accrued expenses		128,927	182,558
Accrued payroll		12,820	12,371
Other payables	9	244,385	243,728
Other tax payables		-	412
Amount due to related parties	11	5,706,135	5,590,490
Amount due to shareholder		3,993,344	3,914,536
Total current liabilities		10,111,839	9,969,660
TOTAL LIABILITIES		$10,111,839	$9,969,660

Stockholders’ equity
Common stock, $0.001 par value per share, authorized 750,000,000 and 750,000,000 shares, issued and outstanding 160,790,000 shares at September 30, 2020, and December 31, 2019 respectively		160,790	160,790
Additional paid-in capital		(282,209)	(282,209)
Accumulated other comprehensive loss		(108,021)	(51,172)
Accumulated deficit		(6,884,375)	(6,741,932)
TOTAL STOCKHOLDERS’ DEFICIT		(7,113,815)	(6,914,523)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$2,998,024	$3,055,137

See accompanying notes to unaudited consolidated financial statements

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Note	Three Months Ended Sept 30, 2020	Three Months Ended Sept 30, 2019	Nine Months Ended Sept 30, 2020	Nine Months Ended Sept 30, 2019
		$	$	$	$
Continuing operations		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue, net		9,251	6,129	76,122	77,404
Cost of goods sold		7,439	2,308	84,472	66,546
Gross profit		1,812	3,821	(8,350)	10,858

Operating expenses
Selling expenses		463	247	2,263	3,167
General and Administrative expenses		84,054	161,854	258,693	415,631
Total operating expenses		84,517	162,101	260,956	418,798

(Loss)/Income from operations		(82,705)	(158,280)	(269,306)	(407,940)

Non-operating income(expense)
Interest income		1	5	7	15
Interest expenses		(1,513)	(368)	(3,750)	(1,973)
Other income		-	2,334	163,201	65,411
Other expense		(1,153)	(332)	(29,030)	(11,342)

(Loss)/Income before income taxes		(85,370)	(156,641)	(138,878)	(355,829)
Income taxes	12	-	-	-	-

Net (loss)/income from continuing operations		(85,370)	(156,641)	(138,878)	(355,829)
Net (loss)/income from discontinued operations (Note 15)		-	-	(3,565)	-
Non-controlling interest		-	-	-	-
Net (loss)/income attributable to the Company		(85,370)	(156,641)	(142,443)	(355,829)

Foreign currency translation adjustment		(44,286)	(2,742)	(56,849)	(9,081)

Comprehensive (Loss)/Income		(129,656)	(159,383)	(199,292)	(364,910)

Loss per share of common stock	10
Basic and diluted
Continuing operations		(0.053) cents	(0.097) cents	(0.086) cents	(0.221) cents
Discontinued operations		-	-	(0.002) cents	-

Weighted average number of common shares outstanding - basic and diluted		160,790,000	160,790,000	160,790,000	160,790,000

See accompanying notes to unaudited consolidated financial statements

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’DEFICIT AND COMPREHENSIVE INCOME

(Unaudited)

	Number of common shares outstanding	Amount	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficits	Total stockholders’ equity/ (deficit)

Balance, January 1, 2019	160,790,000	$160,790	(282,209)	(38,437)	(6,245,242)	$(6,405,098)
Net loss	-	-	-	-	(75,694)	(75,694)
Foreign currency translation adjustment	-	-	-	(8,596)	-	(8,596)

Balance, March 31, 2019	160,790,000	$160,790	(282,209)	(47,033)	(6,320,936)	$(6,489,388)
Net loss	-	-	-	-	(123,494)	(123,494)
Foreign currency translation adjustment	-	-	-	2,257	-	2,257

Balance, June 30, 2019	160,790,000	$160,790	(282,209)	(44,776)	(6,444,430)	$(6,610,625)
Net loss	-	-	-	-	(156,641)	(156,641)
Foreign currency translation adjustment	-	-	-	(2,742)	-	(2,742)

Balance, September 30, 2019	160,790,000	$160,790	(282,209)	(47,518)	(6,601,071)	$(6,770,008)

Balance, January 1, 2020	160,790,000	$160,790	(282,209)	(51,172)	(6,741,932)	$(6,914,523)
Net loss	-	-	-	-	(23,392)	(23,392)
Foreign currency translation adjustment	-	-	-	(9,906)	-	(9,906)

Balance, March 31, 2020	160,790,000	$160,790	(282,209)	(61,078)	(6,765,324)	$(6,947,821)
Net loss	-	-	-	-	(33,681)	(33,681)
Foreign currency translation adjustment	-	-	-	(2,657)	(10,054)	(2,657)

Balance, June 30, 2020	160,790,000	$160,790	(282,209)	(63,735)	(6,799,005)	$(6,984,159)
Net loss	-	-	-	-	(85,370)	(85,370)
Foreign currency translation adjustment	-	-	-	(44,286)	(10,054)	(44,286)

Balance, September 30, 2020	160,790,000	$160,790	(282,209)	(108,021)	(6,884,375)	$(7,113,815)

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Nine Months Ended September 30,
	2020	2019
Cash flows provided by (used in) continuing operating activities:
Net (loss) income	$(138,878)	$(355,829)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	96,792	111,010
Amortization of intangible assets	17,261	18,079
Allowance for doubtful accounts	-	-
Bad debt reversal	-	-
Inventory provision reversal	(87,915)	(65,993)
Disposal gain of property, plant and equipment	(50,953)
Changes in assets and liabilities:
Accounts receivable	10,293	(12,728)
Inventories	80,558	65,993
Advances to suppliers	-	207
Other receivables	1,900	2,425
Restricted cash	1,572	(2)
Accounts payable	-	(2,426)
Advances from customer	-	-
Other payables	(5,497)	219,578
Other tax payables	(410)	(24,076)
Accrued payroll	125	(21,808)
Accrued expenses	(54,326)	(7,720)
Amount due to related parties	78,284	248,661
Net cash provided by (used in) operating activities	(51,194)	175,371
Cash flows provided by (used in) investing activities:
Proceeds from sale of property, plant and equipment	55,653	-
Net cash used for investing activities	55,653	-
Cash flows provided by (used in) financing activities:
Amounts due to shareholder	(7,612)	(98,706)
Net cash provided by (used in) financing activities	(7,612)	(98,706)

Net increase (decrease) in cash from continuing operations	(3,153)	76,665
Cash flows provided by (used in) discontinued operating activities:
Net cash provided by investing activities of discontinued operations	(3,565)	2,002
Net increase (decrease) in cash from discontinued operations	(3,565)	2,002
Net (decrease) increase in cash	(6,718)	78,667
Effect of foreign currency translation	2,922	(3,038)
Cash - beginning of period	61,747	9,114
Cash - end of period	$57,951	$84,743
Supplemental disclosures of cash flow information:
Interest paid	$3,750	$1,973
Issuance of common stock	$-	$-

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

Below is a table with foreign exchange rates used for translation:

For the nine months and year ended, (Average Rate)	Sept. 30, 2020		Dec 31, 2019		Sept. 30, 2019
Chinese Renminbi (RMB)	RMB	6.99501	RMB	6.76530	RMB	6.67836
United States dollar ($)		$1.00000		$1.00000		$1.00000

As of (Closing Rate)	Sept. 30, 2020		Dec 31, 2019		Sept. 30, 2019
Chinese Renminbi (RMB)	RMB	6.79194	RMB	6.96800	RMB	6.86560
United States dollar ($)		$1.00000		$1.00000		$1.00000

For the nine months and year ended, (Average Rate)	Sept. 30, 2020		Dec 31, 2019		Sept. 30, 2019
Hong Kong (HKD)	HKD	7.75747	HKD	7.83828	HKD	7.84280
United States dollar ($)		$1.00000		$1.00000		$1.00000

As of (Closing Rate)	Sept. 30, 2020		Dec 31, 2019		Sept. 30, 2019
Hong Kong (HKD)	HKD	7.74960	HKD	7.78764	HKD	7.81030
United States dollar ($)		$1.00000		$1.00000		$1.00000

For the nine months and year ended, (Average Rate)	Sept. 30, 2020		Dec 31, 2019		Sept. 30, 2019
Hong Kong (HKD)	HKD	1.10900	HKD	1.15860	HKD	1.17436
Chinese Renminbi (RMB)		$1.00000		$1.00000		$1.00000

As of (Closing Rate)	Sept. 30, 2020		Dec 31, 2019		Sept. 30, 2019
Hong Kong (HKD)	HKD	1.14100	HKD	1.11763	HKD	1.13760
Chinese Renminbi (RMB)		$1.00000		$1.00000		$1.00000

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

During the nine months ended September 30, 2020 and 2019, the provision of sales return were $ Nil respectively.

Cost of Goods Sold

Cost of goods sold includes the cost of materials, labor, and relevant manufacturing expenses.

Selling Expenses

Selling expenses include packaging and shipping costs, as well as advertising and certain expenses associated with operating the Company’s corporate headquarters.

Advertising Costs

The Company expensed all advertising costs as incurred. Advertising expense, net of reimbursement from suppliers, amounted to $Nil and $Nil for the nine months ended September 30, 2020 and 2019 respectively. Advertising expense is included in selling expense and general and administrative expenses in the accompanying consolidated statements of income.

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

The Company did not have a lease that met the criteria of a capital lease. Leases that do not qualify as a capital lease are classified as an operating lease. Operating lease rental expenses included in selling, general and administrative expenses for the nine months ended September 30, 2020 and 2019 were $Nil and $Nil respectively.

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

During the nine months ended September 30, 2020 and year ended December 31, 2019, the provision of doubtful debts were $Nil and $ 4,878 respectively.

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

During the nine months ended September 30, 2020 and year ended December 31, 2019, the inventory provision reversal were $87,915 and $66,429 respectively.

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

The Company performed an annual impairment test as of the fiscal year ended December 31, 2019, and a quarter review as of the period ended September 30, 2020, and determined that the impairment loss in the amount of $Nil and $Nil were recorded respectively.

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

The total amounts for such employee benefits which were expensed were $821 and $6,232 for the nine months ended September 30, 2020 and 2019 respectively.

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

NOTE 3. GOING CONCERN

As of September 30, 2020 and December 31, 2019, the Company has an accumulated deficit of $6,884,375 and $6,741,932 respectively, and its current liabilities exceed its current assets resulting in negative working capital of $10,023,206 and $9,870,703 respectively. In view of the matters described above, recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company’s ability to raise additional financing and to succeed in its future operations. The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors and/or stockholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. OTHER RECEIVABLES

Other receivables consisted of the following:

	Sept 30, 2020	December 31, 2019
	(unaudited)	(audited)
Deposits	$102,668	$100,073
Prepaid expenses	2,241	928
Advance to employee	12,139	11,864

Less: Allowance for doubtful debts	(115,439)	(112,522)

Total	$1,609	$343

NOTE 5. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	Sept 30, 2020	December 31, 2019
	(unaudited)	(audited)
Buildings	$2,910,626	$2,837,082
Office equipment	62,559	61,002
Motor vehicles	67,240	65,542

Total property, plant and equipment	3,040,425	2,963,626
Less: accumulated depreciation and impairment charges	(927,053)	(802,259)

Total property, plant and equipment, net	$2,113,372	$2,161,367

The depreciation expenses for the nine months ended September 30, 2020 and 2019 were $96,792 and $111,010 respectively.

The depreciation expenses for the three months ended September 30, 2020 and 2019 were $34,096 and $37,597 respectively.

NOTE 6. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	Sept 30, 2020	December 31, 2019
	(unaudited)	(audited)
Land use rights	$1,185,140	$1,155,195
Software system	1,293	1,260
Less - accumulated amortization	(390,414)	(363,221)

Total intangible assets, net	$796,019	$793,234

The amortization expenses of land use rights and software systems for the nine months ended September 30, 2020 and 2019 were $17,261 and $18,079 respectively.

The amortization expenses of land use rights and software systems for the three months ended September 30, 2020 and 2019 were $5,832 and $6,145 respectively.

Future amortization of land use rights and software systems is as follows:

Years ending December 31,	Amount
2020	$5,754
2021	23,015
2022	23,015
2023	23,015
2024	23,015
Thereafter	698,205
Total	$796,019

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. INVENTORIES

Inventories consisted of the following:

	Sept 30, 2020	December 31, 2019
	(unaudited)	(audited)
Raw material	$24,019	$68,062
Finished goods	64,436	52,662
Goods on consignment	9,666	33,189
Less: Provision of inventory	(90,544)	(153,913)

Inventories, net	$7,577	$-

NOTE 8. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Sales:

Customer	Sept 30, 2020		December 31, 2019
	(unaudited)		(audited)
A	$29,390	39%	$27,454	34%
B	18,058	24%	24,034	30%
C	9,029	12%	14,604	18%
D	5,493	7%	6,386	8%
E	5,157	7%	5,994	7%
Total	$67,127	89%	$78,472	97%

Purchases:

Supplier	Sept 30, 2020		December 31, 2019
	(unaudited)		(audited)
AA	$37,886	100%	$-	-%
BB	-	0%	-	-%
CC	-	0%	-	-%
DD	-	0%	-	-%
EE	-	0%	-	-%
Total	$37,886	100%	$-	-%

NOTE 9. OTHER PAYABLES

Other payables consisted of the following:

	Sept 30, 2020	December 31, 2019
	(unaudited)	(audited)
Amount due to third parties	$235,573	$229,621
Payables to employees	1,883	1,835
Miscellaneous	6,929	12,272

Total other payables	$244,385	$243,728

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

The following table sets forth the computation of basic and diluted net income per common share:

Period ended September 30,	Sept 30, 2020	Sept 30, 2019
	(unaudited)	(unaudited)
Net loss attributable to ordinary shareholders for computing basic net loss per ordinary share
-Continuing	$(138,878)	$(355,829)
-Discontinued	$(3,565)	$-
Weighted-average shares of common stock outstanding in computing net loss per common stock
Basic	160,790,000	160,790,000
Diluted	160,790,000	160,790,000
Basic and Diluted loss per share of common stock-
-Continuing	(0.086) cents	(0.221) cents
-Discontinued	(0.002) cents	-

NOTE 11. RELATED PARTY TRANSACTIONS AND BALANCE

Key management compensation

The Company incurred the following compensation with key management personnel, which are defined by ASC 850, Related Party Disclosures, as those persons having authority and responsibility for planning, directing and controlling the activities of the Company, including directors and management.

	Sept 30, 2020	Sept 30, 2019
	(unaudited)	(unaudited)
Salaries and wages	$-	$-
Director fees - Leung Kwong Tak	10,838	-

Total salaries and director fees	$10,838	$-

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

Related party balances included in the statement of financial position are all non-interest bearing, unsecured and due on demand., A breakdown is as follows:

Amount as at	Sept 30, 2020	December 31, 2019
	(unaudited)	(audited)
Amount due to related parties:
Holmsun Capital Limited (a) (b)	5,706,135	5,590,490
	$5,706,135	$5,590,490

(a)	Common director, LEUNG Kwong Tak of operating subsidiary Lutu International Biotechnology Limited
(b)	Common shareholder, LEUNG Kwong Tak of operating subsidiary Lutu International Biotechnology Limited

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. INCOME TAXES

The Company and its subsidiaries have no operation in United States, Cayman Islands and British Virgin Islands, and are not subject to any domestic income tax. Therefore, no domestic income tax of United States, Cayman Islands and British Virgin Islands are paid in the quarter ended September 30, 2020 and year ended December 31, 2019.

Hong Kong Prolific Mineral Resources Holdings Limited was incorporated in Hong Kong and is subjected to Hong Kong profits tax rate of 16.5% for the nine months ended September 30, 2020 and 2019. Income tax (reversal) expense amounted to $Nil for the quarter ended September 30, 2020 and year ended December 31, 2019.

A reconciliation of the provision for income taxes with amounts determined by applying the Hong Kong profit rate of 16.5% to income before income taxes is as follows:

	Sept 30, 2020	December 31, 2019
	(unaudited)	(audited)
Profit (Loss) before income tax	$(79,515)	$(161,366)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable loss	$(79,515)	$(161,366)
Hong Kong Profits Tax rate	16.5%	16.5%
Current tax credit	$13,120	$26,625
Less: Valuation allowance	(13,120)	(26,625)
	$-	$-

No deferred tax has been provided as there are no material temporary differences arising during the quarter ended September 30, 2020 and year ended December 31, 2019.

Shanxi Green Biotechnology Industry Company Limited and Shenzhen Qianhai Lutu Supply Chain Management Company Limited were incorporated in the PRC and are subjected to income taxes under the current laws of the PRC. The EIT rate of PRC was 25% for the quarter ended September 30, 2020 and year ended December 31, 2019.

Profit (loss) before income tax of $(62,337) and $(335,323) for the quarter ended September 30, 2020 and year ended December 31, 2019 respectively, were attributed to operations in China. The income tax expenses consisted of the following:

	Sept 30, 2020	December 31, 2019
	(unaudited)	(audited)
Profit (Loss) before income tax	$(62,337)	$(335,323)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable loss	$(62,337)	$(335,323)
China Enterprise Income Tax rate	25%	25%
Current tax credit	$15,584	$83,831
Less: Valuation allowance	(15,584)	(83,831)
	$-	$-

No deferred tax has been provided as there are no material temporary differences arising during the quarter ended September 30, 2020 and year ended December 31, 2019.

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

In the quarter ended September 30, 2020 and year ended December 31, 2019, the Company is regarded as a single operating segment, being engaged in the manufacturing of bio-fertilizer. This principal activity and geographical market are substantially based in China, accordingly, no operating or geographical segment information are presented.

NOTE 14. COMPREHENSIVE INCOME

Total comprehensive income includes, in addition to net income, changes in equity that are excluded from the consolidated statements of income and are recorded directly into a separate section of shareholders’ equity on the consolidated balance sheets. Comprehensive income and its components consist of the following:

Period and Year Ended	Sept 30, 2020	December 31, 2019
	(unaudited)	(audited)
Net loss	$(142,443)	$(496,690)
Other comprehensive income, net of tax
Foreign currency translation adjustment	(56,849)	(12,735)

Comprehensive loss	$(199,292)	$(509,425)

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. DISCONTINUED OPERATIONS

	Note	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
		$	$
Operating expenses
Selling expenses		-	-
General and administrative expenses		-	-

Loss from operations		$-	$-

Non-operating income (expense)
Interest income		-	-
Interest expense		-	-
Other income		-	-
Other expense		-	-
Loss on deregister of subsidiary		(3,565)

Loss before income taxes		$(3,565)	$-

Income tax	12	-	-

Net loss		$(3,565)	$-

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

For the relevant interest of RMB513,100 claimed by the Plaintiff, according to the company’s lawyer, there is no evidence showing that it is more likely than not that the Company will be liable for the said interest. Hence, no provision was made as at September 30, 2020.

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

Result of Continuing Operations for the Three Months ended September 30, 2020 and 2019

Revenue was $9,251 for the three months ended September 30, 2020 (“Q3”), increased by $3,122, or 50.9% from $6,129 for the three months ended September 30, 2019 (“Comparable Quarter”). The increase in revenue during the Q3 as compared to the Comparable Quarter was due to the more finished goods had been sold in Q3.

Cost of sales was increased by $5,131, or 222.3% from $2,308 in the Comparable Quarter to $7,439 in Q3. The change of cost of sales is due to the Shanxi company purchase finished goods to sell. In terms of percentage of revenue, cost of sales was 80.4% in Q3 as compared to 37.7% in the Comparable Quarter.

Gross profit was decreased by $2,009, or 52.6% from $3,821 in the Comparable Quarter to $1,812 in Q3. The decrease reflected the correlation in increment of cost of sales. In terms of percentage of revenue, the gross profit percentage was decreased to 19.6% for Q3 as compared to 62.3% for the Comparable Quarter. The change was primarily due to the reasons mentioned above.

Selling expenses were increased by $216, or 87.4% from $247 for the Comparable Quarter to $463 in Q3. In terms of percentage of revenue, the rates were 5.0% in Q3 compared to 4.0% in the Comparable Quarter. The increase is primarily due to the increase of sales commission.

General and administrative expenses were decreased by $77,800, or 48.1% from $161,854 for the Comparable Quarter to $84,054 for Q3. The decrease is primarily due to the decreased provision for doubtful debts in Q3.

The following is a summary of general and administrative expenses for the three months ended September 30, 2020, and 2019.

	Sept 30, 2020	Sept 30, 2019	Difference
	Unaudited	Unaudited
Consulting fees	$6,311	$13,484	$(7,173)
Salary and payroll expenses	23,140	15,987	7,153
Professional fees	6,240	30,242	(24,002)
Travel and entertainment	5,886	6,996	(1,110)
Provision (Reversal) for doubtful debts	-	42,227	(42,227)
Depreciation and amortization	39,859	43,738	(3,879)
Other	2,618	9,180	(6,562)
	$84,054	$161,854	$(77,800)

Consulting fees were decreased by $7,173, or 53.2%, from $13,484 in Comparable Quarter to $6,311 in Q3.

Our salary and payroll expenses were increased by $7,153, or 44.7%, to $23,140 in Q3, as compared to $15,987 in the Comparable Quarter. We anticipate that salary and payroll expenses will rise in future periods as it becomes necessary to increase our staff in order to enhance our management quality for the listing requirement and to increase our production activities.

Professional fees were decreased by $24,002, from $30,242 in Comparable Quarter to $6,240 in Q3.

Travel and entertainment expenses were decreased by $1,110, or 15.9%, from $6,996 in Comparable Quarter to $5,886 in Q3. The decrease of travel and entertainment expenses was due to the reduction of project-based travelling activities.

Provision for doubtful debts was decreased to $Nil in Q3 from $42,227 in Comparable Quarter. The decrease was due to the doubtful allowance of the other receivable provided in Comparable Quarter. The Company is taking all possible action to collect the overdue receivable in the coming year.

Depreciation and amortization expenses were decreased by $3,879, or 8.9%, from $43,738 in Comparable Quarter to $39,859 in Q3.

Other expenses include items such as office expenses, software related costs, telephone and a variety of other miscellaneous expenses. As the difference was $6,562, or 71.5% decrease from $9,180 in Comparable Quarter to $2,618 in Q3. The decrease is primarily due to the decrease of land use tax.

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

Our loss from operations was decreased by $75,575 or 47.7%, to negative $82,705 in Q3, from negative $158,280 in Comparable Quarter.

Non-operating income (expenses) was decreased by $4,304 to negative $2,665 in Q3, from $1,639 in Comparable Quarter, of which mainly due to the decrease of other non-operating income in Q3.

The net loss attributed to the Company was decreased by $71,271, or 45.5% to negative $85,370 in Q3, as compared to negative $156,641 in Comparable Quarter.

Result of continuing Operations for the Nine months ended September 30, 2020 and 2019

Revenue was decreased by $1,282, or 1.7% from $77,404, in the nine months ended September 30, 2019 (the “Nine Month-Comparable Period”) to $76,122 in the nine months ended September 30, 2020 (the “Nine Month of FY2020”). The decrease in revenue during the Nine Months of FY2020 as compared to the Nine Month-Comparable Period was due to the decrease in activities resulted of the outbreak of COVID-19. Most of the commercial activities had been shut down.

Cost of sales was increased by $17,926, or 26.9% from $66,546 in the Nine Month-Comparable Period to $84,472 in the Nine Months of FY2020. The change of cost of sales is due to the Shanxi company purchase finished goods to sell. In terms of percentage of revenue, cost of sales was 111.0% in the Nine Months of FY2020 as compared to 86.0% in the Nine Month-Comparable Period.

Gross profit was decreased by $19,208, or 176.9% from $10,858 in the Nine Month-Comparable Period to negative $8,350 in the Nine Months of FY2020. The decrease reflected the correlation in reduction of revenue. In terms of percentage of revenue, the gross profit percentage was decreased to negative 11.0% for the Nine Months of FY2020 as compared to 14.0% for the Nine Month-Comparable Period. The change was primarily due to the reasons mentioned above.

Selling expenses were decreased by $904, or 28.5%, to $2,263 in the Nine Months of FY2020 from $3,167 in the Nine Month-Comparable Period. In terms of percentage of revenue, the rates were 3.0% in the Nine Months of FY2020 compared to 4.1% in the Nine Month-Comparable Period. The decrease is primarily due to the decrease of transportation fee.

General and administrative expenses were decreased by $156,938, or 37.8% to $258,693 in the Nine Months of FY2020 from $415,631 in the Nine Month-Comparable Period. The decrease is primarily due to the decrease of professional fee and provision for doubtful debts from $151,203 in the Nine Month-Comparable Period to $24,867 in the Nine Months of FY2020.

The following is a summary of general and administrative expenses for the nine months ended September 30, 2020, and 2019.

	Sept 30, 2020	Sept 30, 2019	Difference
	Unaudited	Unaudited
Consulting fees	$13,887	$31,718	$(17,831)
Salary and payroll expenses	57,467	46,364	11,103
Professional fees	24,867	54,916	(30,049)
Travel and entertainment	15,906	22,362	(6,456)
Provision for doubtful debts	-	96,287	(96,287)
Depreciation and amortization	118,260	129,085	(10,825)
Other	28,306	34,899	(6,593)
	$258,693	$415,631	$(156,938)

Consulting fees were decreased by $17,831, or 56.2%, from $31,718 in the Nine Month-Comparable Period to $13,887 in the Nine Months of FY2020.

Our salary and payroll expenses were increased by $11,103, or 23.9%, to $57,467 in the Nine Months of FY2020, as compared to $46,364 in the Nine Month-Comparable Period. We anticipate that salary and payroll expenses will rise in future periods as it becomes necessary to increase our staff in order to enhance our management quality for the listing requirement and to increase our production activities.

Professional fees were decreased by $30,049, from $54,916 in the Nine Month-Comparable Period to $24,867 in the Nine Months of FY2020.

Travel and entertainment expenses were decreased by $6,456, or 28.9%, from $22,362 in the Nine Month-Comparable Period to $15,906 in the Nine Months of FY2020. The decrease of travel and entertainment expenses was due to the reduction of project-based travelling activities.

Provision for doubtful debts was decreased to $Nil in the Nine Months of FY2020 from $96,287 in the Nine Month-Comparable Period. The decrease was due to the doubtful allowance of the other receivable provided in the Nine Month-Comparable Period. The Company is taking all possible action to collect the overdue receivable in the coming year.

Depreciation and amortization expenses were decreased by $10,825, or 8.4%, from $129,085 in the Nine Month-Comparable Period to $118,260 in the Nine Months of FY2020.

Other expenses include items such as office expenses, software related costs, telephone and a variety of other miscellaneous expenses. None of these expenses alone changed significantly, as the difference was $6,593, or 18.9% decrease from $34,899 in the Nine Month-Comparable Period to $28,306 in the Nine Months of FY2020.

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

Our loss from operations was decreased by $138,634 or 34.0%, to negative $269,306 in the Nine Months of FY2020, from $407,940 in the Nine Month-Comparable Period.

Non-operating income (expenses) was increased by $78,317 to $130,428 in the Nine Months of FY2020, from $52,111 in the Nine Month-Comparable Period, of which mainly due to the increase of other non-operating income in the Nine Months of FY2020.

The net loss attributed to the Company was decreased by $213,386, or 60.0% to negative $142,443 in the Nine Months of FY2020, as compared to negative $355,829 in the Nine Month-Comparable Period.

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

Working capital

At September 30, 2020, we had a working capital deficit of $10,023,206, as compared to a working capital deficit of $9,870,703 at December 31, 2019. Of the working capital deficit at September 30, 2020, $9,699,479 was amount due to related parties and shareholder. Excluding the amounts due to related parties and shareholder, we would have had a negative working capital of $323,727 at September 30, 2020. As comparison, the working capital deficit at December 31, 2019, $9,505,026 was amount due to related parties and holding company. Excluding the amounts due to related parties and holding company, we would have had a negative working capital of $365,677 at December 31, 2019. The amounts due to related parties and shareholder are unsecured, interest free and repayable on demand.

Operating activities

During the nine months ended September 30, 2020, operating activities used cash of $51,194, and for the comparable nine months ended September 30, 2019, operating activities provided cash in operations of $175,371. The use of cash in operating activities for the nine months ended September 30, 2020 was mainly derived from a net loss of $138,878 with a non-cash item of $114,053($96,792 plus $17,261) in depreciation and amortization; negative $87,915 in reversal inventory provision; negative $50,953 in disposal gain of property, plant and equipment, moreover, there was an increase of $80,558 in inventories; an increase of $10,293 in account receivable; an increase of $78,284 in amount due to related parties; which were offset by a decrease of $5,497 in other payables and a decrease of $54,326 in accrued expenses. As comparison, the use of cash in operating activities for the nine months ended September 30, 2019 was mainly derived from a net loss of $355,829 with a non-cash item of $129,089($111,010 plus $18,079) in depreciation and amortization; negative $65,993 in reversal inventory provision; moreover, there was an increase of $65,993 in inventories; an increase of $219,578 in other payable; an increase of $248,661 in amount due to related parties; which were offset by a decrease of $12,728 in accounts receivables; a decrease of $21,808 in accrued payroll and a decrease of $24,076 in tax payables.

Investing Activities

During the nine months ended September 30, 2020, investing activities provided $55,653 of cash; and for comparable months ended September 30, 2019, investing activities used $Nil of cash.

Financing Activities:

During the nine months ended September 30, 2020, financing activities used cash of $7,612; and for comparable months ended September 30, 2019, financing activities used cash of $98,706. The change of cash used by financing activities was derived from the changes in the amounts due to our shareholder.

As at September 30, 2020, net cash and cash equivalents balance was $57,951 as compared to balance $61,747 as at December 31, 2019.

As of September 30, 2020, stockholder’s equity was negative $7,113,815, compared to a negative equity of $6,914,523 at December 31, 2019.

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

An evaluation was conducted by an officer under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine months period ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For the relevant interest of RMB513,100 claimed by the Plaintiff, according to the company’s lawyer, there is no evidence showing that it is more likely than not that the Company will be liable for the said interest. Hence, no provision was made as at September 30, 2020.

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

GREEN VISION BIOTECHNOLOGY CORP.

Date: August 30, 2021	By :	/s/ William Ching Wan Lam
William Ching Wan Lam
Chief Executive Officer

Date: August 30, 2021	By :	/s/ Kwok Leung Lo
Kwok Leung Lo
Chief Financial Officer

