Form 10-K
period 2020-12-31
GREEN VISION BIOTECHNOLOGY CORP.
filed 2021-09-21
CIK 1571804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

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

(Title of class)

____________________________________________________________

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

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

No market value has been computed as of December 31, 2020 based upon the fact that no active trading market has been established.

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the most practicable date: As of September 15, 2021, there were 160,790,000 shares of Common Stock of the issuer outstanding.

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

Able Lead, an 89% shareholder of Lutu International, has an outstanding loan of $4.43 million denominated in Renminbi (“RMB”) owed to an unrelated third party with its maturity date on January 22, 2018 (the “Outstanding Loan”). Able Lead is negotiating an extension of the Outstanding Loan to 2019 with the third party creditor. Shares of Lutu International held by Able Lead were offered by Able Lead as collateral to secure repayment of the Outstanding Loan (the “Security”).On May 12, 2017, GVBT entered into a share exchange agreement (the “Majority Interest Exchange Agreement”) with Able Lead, the 89% shareholder of Lutu International. Under the Majority Interest Exchange Agreement, Able Lead agreed to enter into a series of contractual arrangements with GVBT (collectively, the “Contractual Arrangements”) (as described below), in which GVBT assumed management control of the Lutu Group. Able Lead further agreed to deliver the shares of Lutu International to GVBT once the Outstanding Loan is fully repaid. In consideration, GVBT agreed to issue and deliver a total of 89 million shares of GVBT’s common stock to an escrow agent (issued in the name of the escrow agent or its nominee) (the “Escrow Shares “). The Escrow Shares are held in escrow for a period of one year or such period of time to be agreed by GVBT and Able Lead upon the execution of the Majority Interest Exchange Agreement. Conditional upon the full repayment of the Outstanding Loan and the release of the Security, the Escrow Shares shall be released to Able Lead in exchange for the delivery of a total of 89% of the issued and outstanding shares of Lutu International by Able Lead to GVBT. In the event that Able Lead fully repays the Outstanding Loan and causes the release of the Security, then the Escrow Shares shall be delivered to Able Lead. In the event that Able Lead cannot fully repay the Outstanding Loan (within a period of one year, or such period of time to be agreed by GVBT and Able Lead) and cause the release of the Security, then the Escrow Shares shall be delivered to transfer agent for cancellation. Unless otherwise expressly agreed in writing by GVBT and Able Lead, the Majority Interest Exchange Agreement shall be automatically terminated upon the termination of any of the agreements in the Contractual Arrangements described as below. The transactions under the Majority Interest Exchange Agreement were completed on May 12, 2017.

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

Lutu currently owns the land use right of the production plant. The expiry date of the land use right is May 8, 2054. The building and land use right are under the name of "Shanxi Lutu" or Shanxi Green Biotechnology Industry Limited. Regarding the cost of the land use right and building, please refer to Audit Report Note 5 and Note 6: the cost of Land use rights is USD 1,233,010 and Buildings are USD 3,028,189. The address of Lutu’s production plant is Chang Ning Town West, Chang Ning Village, Yuci District, Jinzhong City, Shanxi Province, China.

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

For the relevant interest of RMB513,100 claimed by the Plaintiff, according to the company’s lawyer, there is no evidence showing that it is more likely than not that the Company will be liable for the said interest. Hence, no provision was made as at December 31, 2020.

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

The Company disagreed with the decision and appeal to the People’s Procuratorate of Jin Zhong City, Yu Ci District on May 7, 2021, and the appeal was accepted on May 21, 2021. On August 11, 2021, the People's Procuratorate of Jun Zhong City, Yu Ci District made the decision 榆检二部移字[2021]Z4号to send back the case to the Bureau of Public Security of Jun Zhong City, Yu Ci District to reconsider the procedure for prosecution according to the regulation applied.

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

On April 16, 2021, the Management has been informed by the police authorities about no case for investigation decision 晋中榆公不立字(2021) 000018号, because there was no sufficient evidence for the trial and no criminal prosecution will carry out.

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

As of December 31, 2020, no shares of our common stock have traded on an exchange or on the OTC Marketplace. Our common stock is quoted on the OTC Bulletin Board under the symbol “GVBT.”

Number of Holders

As of December 31, 2020, 160,790,000 issued and outstanding shares of common stock were held by a total of 11 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended December 31, 2020 and 2019. We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

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

Executive Summary

In the year ended December 31, 2020, our revenue was $86,650 increased 8.4% from $79,950 for the year ended December 31, 2019.

•	Selling, General and Administrative, and other operating expenses for the year ended December 31, 2020 decreased 5.9% to $518,183 compared to $550,829 for the same period in 2019.

•	Net Loss for the year ended December 31, 2020 decreased 20.3% to $396,027 compared to $496,690 for the same period in 2019.

Results of Operations for the Years Ended December 31, 2020 and 2019

The following table sets forth the comparison of the audited consolidated statements of operations data for the year ended December 31, 2020 and 2019 and should be read in conjunction with our financial statements and the related notes appearing elsewhere in this document.

	Year Ended December 31,
	2020	2019	Difference	Percentage Increase
Revenue	$86,650	$79,950	$6,700	8.4%
Cost of goods sold	93,218	67,608	(25,610)	37.9%

Gross profit	(6,568)	12,342	(18,910)	(153.2%)

Selling expenses	2,756	3,151	(395)	(12.5%)
General and administrative expenses	515,427	547,678	(32,251)	(5.9%)

(Loss) Income from operations	(524,751)	(538,487)	(13,736)	(2.6%)
Other income (expenses)	136,611	44,208	92,403	209.0%
Interest income (expenses)	(4,322)	(2,411)	1,911	79.3%
Income (loss) before income taxes	(392,462)	(496,690)	(104,228)	(21.0%)
Loss from discontinued operations	(3,565)	-	(3,565)	(100%)
Income taxes	-	-	-	-

Net (loss) income	(396,027)	(496,690)	(100,663)	(20.3%)
Non-controlling interest	-	-	-	-
Net (loss) income attribute to the Group	$(396,027)	(496,690)	(100,663)	(20.3%)

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

Result of Operations for the Years ended December 31, 2020 and 2019

Revenue was $86,650 for the year ended December 31, 2020 (“the FY2020”), increased by $6,700, or 8.4% from $79,950 for the year ended December 31, 2019 (“the Comparable Year”). The increase in revenue during the FY2020 as compared to the Comparable Year was due to the more finished goods had been sold in the FY2020.

Cost of sales was increased by $25,610, or 37.9% from $67,608 in the Comparable Year to $93,218 in the FY2020. The increase was due to the Shanxi company purchase finished goods to sell. In terms of percentage of revenue, cost of sales was 107.6% in the FY2020 as compared to 84.6% in the Comparable Year. The increase in cost of sales with the increase in percentage to revenue, was due to the increase in the production outsourcing as the increase in sub-contracting production process incurred higher cost of sales.

Gross profit was decreased by $18,910, or 153.2% from $12,342 in the Comparable Year to negative $6,568 in the FY2020. The decrease reflected the correlation in increment of revenue and the increase in sub-contracting. In terms of percentage of revenue, the gross profit percentage was decreased to negative 7.6% for the FY2020 as compared to 15.4% for the Comparable Year. The decrease was primarily due to the reasons mentioned above.

Selling expenses were decreased by $395, or 12.5%, to $2,756 in the FY2020 from $3,151 in the Comparable Year. In terms of percentage of revenue, the rates were 3.2% in the FY2020 compared to 3.9% in the Comparable Year. The decrease is primarily due to the decrease of transportation fee and offset by an increase of sales commission.

General and administrative expenses were decreased by $32,251, or 5.9% to $515,427 in the FY2020 from $547,678 in the Comparable Year. The decrease is primarily due to the decreased from consulting fees of $21,450 in FY2020 compared to $57,386 in the Comparable Year and the provision for doubtful debts of $Nil in the FY2020 from $103,009 in Comparable Year. All general and administrative expense items were decreased except the increase of salary and payroll expenses of $156,842 in the FY2020 compared to $55,665 in the Comparable Year and professional fee of $112,723 in the FY2020 compared to $83,002 in the Comparable Year. Excluding these factors, there was a decrease of $24,204 for the rest three items compared to the Comparable Year.

The following is a summary of general and administrative expenses for the years ended December 31, 2020, and 2019.

	Dec 31, 2020	Dec 31, 2019	Difference

Consulting fees	$21,450	$57,386	$(35,936)
Salary and payroll expenses	156,842	55,665	101,177
Professional fees	112,723	83,002	29,721
Travel and entertainment	22,498	31,036	(8,538)
Provision for doubtful debts	-	103,009	(103,009)
Depreciation and amortization	159,928	169,698	(9,770)
Others	41,986	47,882	(5,896)
	$515,427	$547,678)	$(32,251)

Consulting fees were decreased by $35,936 or 62.6%, to $21,450 in the FY2020, from $57,386 in Comparable Year.

Our salary and payroll expenses were increased to $156,842 in the FY2020, as compared to $55,665 in the Comparable Year. We anticipate that salary and payroll expenses will rise in future periods as it becomes necessary to increase our staff in order to enhance our management quality for the listing requirement and to increase our production activities.

Professional fees were increased by $29,721, or 35.8%, from $83,002 in Comparable Year to $112,723 in the FY2020.

Travel and entertainment expenses were decreased by $8,538, or 27.5%, from $31,036 in Comparable Year to $22,498 in FY2020. The decrease of travel and entertainment expenses is primarily due to the reduction of project-based travelling activities.

Provision for doubtful debts was decreased to $Nil in the FY2020 from $103,009 in Comparable Year. The decrease was due to the doubtful allowance to the other receivables provided in the Comparable Year. The Company is taking all possible action to collect the overdue receivable in the coming year.

Depreciation and amortization expenses were decreased by $9,770., or 5.8%, from $169,698 in Comparable Year to $159,928 in the FY2020.

Other expenses include items such as office expenses, software related costs, impairment of property, plant and equipment, telephone and a variety of other miscellaneous expenses. The difference was $5,896, or 12.3% reduction from $47,882 in Comparable Year to $41,986 in the FY2020.

We anticipate that we will incur higher general and administrative expenses as a public company. We expect that our professional fees, cost of transfer agent, investor relations costs and other stock related costs will increase.

We also anticipate that selling, general and administrative expenses will concurrently increase while we can resume our production activity in the future.

Our loss from operations was narrowed down by $13,736 or 2.6%, to negative $524,751 in the FY2020, from negative $538,487 in Comparable Year.

Non-operating income increased by $90,492, or 216.5% to income of $132,289 in the FY2020, from expenses of $41,797 in Comparable Year, of which mainly due to the other income increase $59,143 from $107,146 in Comparable Year to $166,289 in the of FY2020, and due to the other expenses decreased $33,260 form negative $62,938 in Comparable Year to negative $29,678 in the of FY2020.

The net loss attributed to the Company further decreased by $100,663, or 20.3% to negative $396,027 in the FY2020, as compare to negative $496,690 in Comparable Year.

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

Working capital

At December 31, 2020, we had a working capital deficit of $10,399,991, as compared to a working capital deficit of $9,870,703 at December 31, 2019. Of the working capital deficit at December 31, 2020, $9,873,574 was amount due to related parties and shareholder. Excluding the amounts due to related parties and shareholder, we would have had a negative working capital of $526,417 at December 31, 2020. As comparison, for the working capital deficit at December 31, 2019, $9,505,026 was amount due to related parties and holding. Excluding the amounts due to related parties and holding company, we would have had a negative working capital of $365,677 at December 31, 2019. The amounts due to related parties and shareholder are unsecured, interest free and repayable on demand.

Operating activities

During the year ended December 31, 2020, operating activities used cash in operations of $85,605, and for the comparable year ended December 31, 2019, operating activities provided cash in operations of $153,631. The use of cash in operating activities for the year ended December 31, 2020 was mainly derived from a net loss of $392,462 with non-cash items of $155,660 ($132,323 plus $23,337) in depreciation and amortization, negative $51,668 in disposal gain of property, plant and equipment and negative $89,148 in inventory provision reversal; moreover, there was an increased in cash of $10,437 in accounts receivables; an increased in cash of $89,148 in inventory; an increased in cash of $92,533 in accrued expenses and an increase in cash of $96,885 in amount due to related parties, which were offset by a decrease in cash of $4,732 in other payables. As comparison, The use of cash in operating activities for the year ended December 31, 2019 was mainly derived from a net loss of $496,690 with non-cash items of $169,698 ($145,902 plus $23,796) in depreciation and amortization, $103,009 in bad debt provision and negative $66,429 in inventory provision reversal; moreover, there was an increased in cash of $66,429 in inventory; an increased in cash of $212,614 in other payables; and an increase in cash of $257,389 in amount due to related parties, which were offset by a decrease in cash of $15,520 in accounts receivables; a decrease in cash of $92,185 in other receivables; a decrease in cash of $23,350 in tax payables; and a decrease in cash of $21,524 in accrued payroll.

Investing Activities

During the year ended December 31, 2020, investing activities provided cash of $56,434 in proceeds from sale of property, plant and equipment; and for the comparable year ended December 31, 2019, investing activities used cash of $ Nil.

Financing Activities

During the year ended December 31, 2020, continuing financing activities used cash of 4,477; and for the comparable year ended December 31, 2019, continuing financing activities used cash of $99,307. The change in cash used by financing activities was derived from the changes in the amounts due to our shareholder.

Discontinued Operating Activities

During the year ended December 31, 2020, discontinued financing activities used cash of $3,565; and for the comparable year ended December 31, 2019, discontinued financing activities provided cash of $1,956.

As at December 31, 2020, net cash and cash equivalents balance was $26,734 as compared to balance $61,747 as at December 31, 2019.

As of December 31, 2020, stockholder’s equity was negative $7,414,541, compared to a negative equity of $6,914,523 at December 31, 2019.

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

Going Concern

The independent auditors' report accompanying our December 31, 2020 financial statements filed in this Form 10-K contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

Subsequent Events

Subsequent to December 31, 2020, COVID-19 has continuously spread rapidly to many parts of China and other parts of the world. The pandemic has resulted in quarantines, travel restrictions, and the temporary closure of stores and facilities in China and elsewhere. In accordance with recommended and mandated restrictions by relevant government and public health officials in light of the COVID-19 outbreak, the Company’s operations had been slightly affected by the COVID-19. As of the issuance date of this report, the extent to which the COVID-19 impacts the Company’s results will depend on future developments, which are uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 and the actions to contain the COVID-19 or treat its impact, among others.

Management has evaluated all activities and concluded that there were no other subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements except for the disclosures in note 18 of the audited financial statements and the above mentioned matters.

All subsequent events are being disclosed in the Company’s periodic reports that are currently in preparation for filing. Such events shall be described in detail therein.

Off-Balance Sheet Arrangements

As of the date of this Annual Report, the Company does not have any off-balance sheet arrangements, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors, as of December 31, 2020 and 2019.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the framework set forth in the report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or (“COSO”). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2020.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the name, age, and position of our directors and our executive officers as of December 31, 2020. Each director holds office (subject to our By-Laws) until the next annual meeting of shareholders and until such director’s successor has been elected and qualified. Each executive officer holds his office until he resigns, is removed by the board of directors, or his successor is elected and qualified, subject to applicable employment agreements.

NAME	AGE	POSITION	DATE OF APPOINTMENT
Leung Kwong Tak, Michael	64	Chairman of the Board, Director	May 12, 2017
Lam Ching Wan, William	63	Chief Executive Officer, Director	May 12, 2017
Ma Wai Kin	59	Chief Operation Officer and Director	May 12, 2017
Lo Kwok Leung	53	Chief Financial Officer	May 12, 2017

Significant Employees

As of December 31, 2020, we have 9 full time employees.

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

For the relevant interest of RMB513,100 claimed by the Plaintiff, according to the company’s lawyer, there is no evidence showing that it is more likely than not that the Company will be liable for the said interest. Hence, no provision was made as at December 31, 2020.

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

The Company disagreed with the decision and appeal to the People’s Procuratorate of Jin Zhong City, Yu Ci District on May 7, 2021, and the appeal was accepted on May 21, 2021. On August 11, 2021, the People's Procuratorate of Jun Zhong City, Yu Ci District made the decision 榆检二部移字[2021]Z4号to send back the case to the Bureau of Public Security of Jun Zhong City, Yu Ci District to reconsider the procedure for prosecution according to the regulation applied.

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

Item 11. Executive Compensation

The following table sets forth the annual and long-term compensation of our Named Executive Officers for services rendered in all capacities to the Company for the years ended December 31, 2020 and December 31, 2019.

Summary Compensation Table

						Option
			Deferred			and	All Other
Name and			Compen-		Stock	Warrant	Compen-
Principal Position		Salary	sation	Bonus	Awards	Awards	sation	Total

Lam Ching Wan, William,	2019	$0	0	0	0	0	0	0
Chief Executive Officer and Director	2020	$46,416	$0	$0	$0	$0	$0	$46,416

Leung Kwong Tak, Michael,	2019	$0	0	0	0	0	0	0
Chairman and Director	2020	$18,965	$0	$0	$0	$0	$0	$18,965

Chief Operation Officer and Director	2019	$0	0	0	0	0	0	0
	2020	$30,944	$0	$0	$0	$0	$0	$30,944

Lo Kwok Leung	2019	$0	0	0	0	0	0	0
Chief Financial Officer	2020	$21,661	$0	$0	$0	$0	$0	$21,661

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

There are no current outstanding equity awards to our executive officers as of December 31, 2020.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for Directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

Directors receive director fee for their services to our Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of December 31, 2020: by (i) each person who is known by us to own beneficially more than 5% of our outstanding Common Stock, (ii) by each of our directors, (iii) by each of our executive officers and (iv) by all our directors and executive officers as a group. On such date, we had 160,790,000 shares of Common Stock outstanding.

As used in the table below, the term beneficial ownership with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the 60 days immediately following December 31, 2020. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned		Percentage of Class Beneficially Owned(1)
Lo Kwok Leung- Chief Financial Officer No. 79, Golden Bamboo Road East, Fairview Park, Yuen Long, N.T. Hong Kong	0		0%

Dr. Leung Kwong Tak, Michael - Chairman and Director Flat G, 23/F, BLK 2, Tsuen Wan Plaza, 4 Tai Pa Street, Tsuen Wan, Hong Kong	99,000,000	[1]	61.57%
Ma Wai Kin-Chief Operating Officer and Director Room 3502, Chun Lai House, Hang Chun Court, No.2. Fortune Street, Cheung Sha Wan, Hong Kong	0		0%

Lam Ching Wan, William - Chief Executive Officer and Director Flat E, 28/F, Block 1, Park Tower, 1 King’s Road, North Point, Hong Kong	6,000,000	[2]	3.73%

All Directors and Officers as a Group (4 people)	105,000,000		65.30%

5% or Greater Shareholders
Able Lead Holdings Limited / Leung Kwong Tak [1] P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands	99,000,000		61.57%
Liu Wen 2802 Tenglong Yujing Building 4, Qinxian North Street, Taiyuan, Shanxi, China	10,780,000		6.70%

All Directors, Officers and 5% Shareholders as a Group	115,780,000		72.00%

____________

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

On January 19 and February 9, 2021, Able Lead disposed 21,894,200 and 3,215,800 shares, respectively. On February 25, 2021, Dr. Leung and Able Lead acquired 3,215,800 and 1,784,200 shares, respectively.  After the above transactions, Able Lead held 75,674,200 shares, and Dr. Leung held in person 3,215,800 shares.

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

	Dec 31, 2020	Dec 31, 2019

Salaries and wages - Lo Kwok Leung	$21,661	$-
Director fees - Lam Ching Wan, William	46,416
Director fees - Ma Wai Kin	30,944
Director fees - Leung Kwong Tak	18,965	-

Total salaries and director fees	$117,986	$-

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

Related party balances included in the statement of financial position are all non-interest bearing, unsecured and due on demand., A breakdown is as follows:

Amount as at	December 31, 2020	December 31, 2019
Amount due to related parties:
Holmsun Capital Limited (a) (b)	5,745,866	5,590,490
	$5,745,866	$5,590,490

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

Item 14. Principal Accounting Fees and Services

The following table presents aggregate fees, including professional audit services and other services rendered by our independent registered public accounting firm Centurion ZD CPA & Co. during the years ended December 31, 2020 and 2019.

	Fiscal 2020	Fiscal 2019
Audit Fees (1)	$60,600	$69,600
Audit Related Fees (2)	$-	$-
Tax Fees (3)	$-	$-
All Other Fees (4)	$-	$-

Total	$60,600	$69,600

___________________

(1)

Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports.

(2)

Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” There were no such fees in fiscal year 2020 and 2019.

(3)	Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. There were no such fees in fiscal year 2020 and 2019.

(4)	All Other Fees consist of fees for products and services other than the services reported above. There were no such fees in fiscal year 2020 or 2019.

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

_______

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

Dated: September 21, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lam Ching Wan, William	Chief Executive Officer and Director	September 21, 2021
Lam Ching Wan,	William (Principal Executive Officer)

/s/ Lo Kwok Leung	Chief Financial Officer	September 21, 2021
Lo Kwok Leung	(Principal Financial and Accounting Officer)

/s/ Leung Kwong Tak, Michael	Chairman of the Board and Director	September 21, 2021
Leung Kwong Tak, Michael

/s/ Ma Wai Kin	Chief Operating Officer and Director	September 21, 2021
Ma Wai Kin

Green Vision Biotechnology Corp. and Subsidiaries

Consolidated Financial Statements

As of December 31, 2020 and December 31, 2019 and

For the Years Ended December 31, 2020 and 2019

With Report of Independent Registered Public Accounting Firm

中正達會計師事務所 Centurion ZD CPA & Co. Certified Public Accountants (Practising)
Unit 1304, 13/F., Two Harbourfront, 22 Tak Fung Street, Hunghom, Hong Kong 香港紅磡德豐街22號海濱廣場二期13樓1304室 Tel : (852) 2126 2388 Fax: (852) 2122 9078

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Shareholders of Green Vision Biotechnology Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Green Vision Biotechnology Corp. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Long Lived Assets Impairment

Description of Matter

As discussed in Note 2 to the consolidated financial statements, long-lived assets held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Management carried out an impairment assessment on its long-lived assets, which include property, plant and equipment and intangible assets as the Company has suffered recurring losses from operations and has a net capital deficiency indicating possible impairment. The Company did not recognize any impairment loss after the impairment assessment for the year ended December 31, 2020.

Management made significant judgments when assessing the valuation and recoverability of long lived assets. As a result, a high degree of auditor judgment and effort was required in performing audit procedures to evaluate the reasonableness of management’s significant judgments and assumptions identified above. These judgements are sensitive to future events or economic conditions.

How We Addressed the Matter in Our Audit

Our audit procedures included the following:

•	Obtained an understanding of the internal controls and processes in place over the Company’s valuation and impairment assessment.

•	Evaluated the significant assumptions and inputs used in management’s assessment to ensure that those assumptions and inputs were reasonable and acceptable.

•	Reviewed corroborating documentation to support management’s assumptions and inputs to verify that they were properly stated and applied.

/s/ Centurion ZD CPA& Co.

Centurion ZD CPA & Co.

We have served as the Company’s auditor since 2016.

Hong Kong, China

September 21, 2021

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

(F/K/A VIBE WIRELESS CORP.)

CONSOLIDATED BALANCE SHEETS

As at December 31, 2020 and 2019

(Stated in US Dollars)

	Note	2020	2019
ASSETS
Cash and cash equivalents		$26,734	$61,747
Accounts receivable, net of allowance for doubtful accounts		-	10,333
Inventories, net	7	-	-
Advance to suppliers		22,364	20,953
Other receivables	4	1,822	343
Assets held for disposal	16	-	5,581
Total current assets		50,920	98,957

Property, plant equipment, net	5	2,162,624	2,161,367
Intangible assets	6	822,006	793,234
Long term lease prepayment		-	-
Restricted cash		820	1,579
Total non-current assets		2,985,450	2,956,180
TOTAL ASSETS		$3,036,370	$3,055,137

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable		$27,272	$25,551
Advances from customer		15	14
Accrued expenses		275,832	182,558
Accrued payroll		13,194	12,371
Other payables	9	255,145	243,728
Other tax payables		5,879	412
Amount due to related parties	11	5,745,866	5,590,490
Amount due to shareholder		4,127,708	3,914,536
Total current liabilities		10,450,911	9,969,660
TOTAL LIABILITIES		$10,450,911	$9,969,660

Stockholders’ equity
Common stock, $0.001 par value per share, authorized 750,000,000 and 750,000,000 shares, issued and outstanding 160,790,000 shares at December 31, 2020, and December 31, 2019 respectively	20	160,790	160,790
Additional paid-in capital		(282,209)	(282,209)
Accumulated other comprehensive loss		(155,163)	(51,172)
Accumulated deficit		(7,137,959)	(6,741,932)
TOTAL STOCKHOLDERS’ DEFICIT		(7,414,541)	(6,914,523)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$3,036,370	$3,055,137

The accompanying notes are an integral part of the financial statements

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

(F/K/A VIBE WIRELESS CORP.)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2020 and 2019

(Stated in US Dollars)

	Note	Dec 31, 2020	Dec 31, 2019

Revenue, net		$86,650	$79,950
Cost of Sales		93,218	67,608

Gross (loss) profit		$(6,568)	$12,342

Operating expenses
Selling expenses		(2,756)	(3,151)
General and administrative expenses		(515,427)	(547,678)

(Loss)/income from operations		$(524,751)	$(538,487)

Non-operating income (expense)
Interest income		10	33
Interest expense		(4,332)	(2,444)
Other income		166,289	107,146
Other expense		(29,678)	(62,938)

(Loss)/income before income taxes		$(392,462)	$(496,690)

Net (loss)/income from continuing operations		(392,462)	(496,690)

Net (loss)/income from discontinued operations (Note 15)		(3,565)	-
Income tax	12	-	-

Net (loss)/income		$(396,027)	$(496,690)

Non-controlling interest		-	-
Net (loss)/income attributable to the Company		$(396,027)	$(496,690)

Foreign currency translation adjustment		(103,991)	(12,735)

Comprehensive loss		$(500,018)	$(509,425)

Loss per share of common stock - Basic and diluted
Continuing operations		$(0.244 cents )	$(0.309 cents )
Discontinued operations		$(0.002 cents )	$-

Weighted average number of common shares outstanding - basic and diluted		160,790,000	160,790,000

The accompanying notes are an integral part of the financial statements

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

(F/K/A VIBE WIRELESS CORP.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’DEFICIT AND COMPREHENSIVE INCOME

(Stated in US Dollars)

	Number of common shares outstanding	Amount	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficits	Total stockholders’ equity/ (deficit)

Balance, January 1, 2019	160,790,000	$160,790	(282,209)	(38,437)	(6,245,242)	$(6,405,098)
Net loss	-	-	-	-	(496,690)	(496,690)
Foreign currency translation adjustment	-	-	-	(12,735)	-	(12,735)

Balance, December 31, 2019	160,790,000	$160,790	(282,209)	(51,172)	(6,741,932)	$(6,914,523)

Balance, January 1, 2020	160,790,000	$160,790	(282,209)	(51,172)	(6,741,932)	$(6,914,523)
Net loss	-	-	-	-	(396,027)	(396,027)
Foreign currency translation adjustment	-	-	-	(103,991)	-	(103,991)

Balance, December 31, 2020	160,790,000	$160,790	(282,209)	(155,163)	(7,137,959)	$(7,414,541)

The accompanying notes are an integral part of the financial statements

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

(F/K/A VIBE WIRELESS CORP.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	For Year Ended Dec 31, 2020	For Year Ended Dec 31, 2019

Cash flows provided by (used in) continuing operating: activities:
Net (loss)/income	$(392,462)	$(496,690)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	132,323	145,902
Amortization of intangible assets	23,337	23,796
Loss on disposal of property, plant and equipment	-	2,416
Allowance for doubtful accounts	-	103,009
Inventory provision reversal	(89,148)	(66,429)
Impairment of property, plant and equipment	-	27,403
Disposal gain of property, plant and equipment	(51,668)	-
Changes in assets and liabilities:
Accounts receivables	10,437	(15,520)
Inventories	89,148	66,429
Advances to suppliers	-	204
Other receivables	1,787	(92,185)
Restricted cash	818	(5)
Accounts payable	-	(2,395)
Other payables	(4,732)	212,614
Tax payables	5,147	(23,350)
Accrued payroll	(10)	(21,524)
Accrued expenses	92,533	32,567
Amount due to related parties	96,885	257,389

Net cash flows (used in) operating activities	$(85,605)	$153,631

Cash flows provided by (used in) investing activities:
Proceeds from sale of property, plant and equipment	56,434	-

Net cash flows (used in) investing activities	$56,434	$-

Cash flows provided by (used in) financing activities:
Amount due to shareholders	(4,477)	(99,307)

Net cash flows provided by (used in) financing activities	$(4,477)	$(99,307)

Cash flows provided by (used in) discontinued operating activities:
Net cash provided by (used in) investing activities of discontinued operations	(3,565)	1,956
Net increase (decrease) in cash from discontinued operations	(3,565)	1,956

Cash flows from discontinued operations
Net cash provided by investing activities of discontinued operations	-	1,956
Net cash provided by discontinued operations	-	1,956

Net increase (decrease) in cash and cash equivalents	(37,213)	56,280

Effect of foreign currency translation	2,200	(3,647)
Cash and cash equivalents - beginning of year	61,747	9,114

Cash and cash equivalents - end of year	$26,734	$61,747

Supplementary disclosure of cash flow information:
Interest paid	$4,009	$2,444
Income taxes	-	-

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

______________

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

Below is a table with foreign exchange rates used for translation:

For the years ended December 31, (Average Rate)	2020		2019
Chinese Renminbi (RMB)	RMB	6.89826	RMB	6.76530
United States dollar ($)		$1.00000		$1.00000

As of December 31, (Closing Rate)	2020		2019
Chinese Renminbi (RMB)	RMB	6.52825	RMB	6.96800
United States dollar ($)		$1.00000		$1.00000

For the years ended December 31, (Average Rate)	2020		2019
Hong Kong (HKD)	HKD	7.75599	HKD	7.83828
United States dollar ($)		$1.00000		$1.00000

As of December 31, (Closing Rate)	2020		2019
Hong Kong (HKD)	HKD	7.75230	HKD	7.78764
United States dollar ($)		$1.00000		$1.00000
For the years ended December 31, (Average Rate)	2020		2019
Hong Kong (HKD)	HKD	1.12434	HKD	1.15860
Chinese Renminbi (RMB)		$1.00000		$1.00000

As of December 31, (Closing Rate)	2020		2019
Hong Kong (HKD)	HKD	1.18750	HKD	1.11763
Chinese Renminbi (RMB)		$1.00000		$1.00000

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

During the year ended December 31, 2020 and 2019, the provision of sales return were $ Nil respectively.

Cost of Goods Sold

Cost of goods sold includes the cost of materials, labor, and relevant manufacturing expenses.

Selling Expenses

Selling expenses include packaging and shipping costs, as well as advertising and certain expenses associated with operating the Company’s corporate headquarters.

Advertising Costs

The Company expensed all advertising costs as incurred. Advertising expense, net of reimbursement from suppliers, amounted to $Nil and $Nil for the year ended December 31, 2020 and 2019 respectively. Advertising expense is included in selling expense and general and administrative expenses in the accompanying consolidated statements of income.

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

The Company did not have a lease that met the criteria of a capital lease. Leases that do not qualify as a capital lease are classified as an operating lease. Operating lease rental expenses included in selling, general and administrative expenses for year ended December 31, 2020 and 2019 were $Nil and $Nil respectively.

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

During the year ended December 31, 2020 and 2019, the provision of doubtful debts were $Nil and $4,878 respectively.

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

During the year ended December 31, 2020 and 2019, the provision of inventory reversal were $89,148 and $66,429 respectively.

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

The Company performed an annual impairment test as of the end of fiscal year 2020, and determined that an impairment loss in the amount of $Nil were recorded in 2020.

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

The total amounts for such employee benefits which were expensed were $1,386 and $7,427 for the year ended December 31, 2020 and 2019 respectively.

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

Recently Issued Accounting Guidance

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments (ASU 2016-13). The main objective of the standard is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. In issuing this standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. The standard is applicable to loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, loan commitments and certain other off-balance sheet credit exposures, debt securities (including those held-to-maturity) and other financial assets measured at fair value through other comprehensive income, and beneficial interests in securitized financial assets. The CECL model does not apply to available-for-sale debt securities. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the credit losses will be recognized as allowances rather than reductions in the amortized cost of the securities. Accordingly, the new methodology will be utilized when assessing the Company’s financial instruments for impairment. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. ASU 2016-13 is effective for years beginning after December 15, 2019, including interim periods within those fiscal years under a modified retrospective approach. Early adoption is permitted for the periods beginning after December 15, 2018. The Company adopted the guidance from July 1, 2020. The Company finalized its analysis and the adoption of this guidance has no material impact on the Company’s consolidated financial statements and its internal controls over financial reporting.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13), which modifies the disclosure requirements on fair value measurements, including removing the requirement to disclose (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (2) the policy for timing of transfers between levels and (3) the valuation processes for Level 3 fair value measurements. ASU 2018-13 also added new disclosures including the requirement to disclose (a) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and (b) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2019 and early adoption is permitted. This standard will only impact the disclosures pertaining to fair value measurements. The Company adopted the guidance from July 1, 2020. The Company finalized its analysis and the adoption of this guidance has no material impact on the Company’s consolidated financial statements and its internal controls over financial reporting.

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

(F/K/A VIBE WIRELESS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. GOING CONCERN

As of December 31, 2020 and 2019, the Company has an accumulated deficit of $7,137,959 and $6,741,932 respectively, and its current liabilities exceed its current assets resulting in negative working capital of $10,399,991 and $9,870,703 respectively. In view of the matters described above, recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company's ability to raise additional financing and to succeed in its future operations. The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors and/or stockholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4. OTHER RECEIVABLES

Other receivables consisted of the following:

	Dec 31, 2020	Dec 31, 2019

Deposits	$106,815	$100,073
Prepaid expenses	2,479	928
Advance to employee	12,631	11,864

Less: Allowance for doubtful debts	(120,103)	(112,522)

Total	$1,822	$343

NOTE 5. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	Dec 31, 2020	Dec 31, 2019

Buildings	$3,028,189	$2,837,082
Machinery & equipment	-	-
Office equipment	65,041	61,002
Motor vehicles	69,956	65,542

Total property, plant and equipment	3,163,186	2,963,626
Less: accumulated depreciation and impairment charges	(1,000,562)	(802,259)

Total property, plant and equipment, net	$2,162,624	$2,161,367

The depreciation expenses for the year ended December 31, 2020 and 2019 were $132,323 and $145,902 respectively.

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

(F/K/A VIBE WIRELESS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	Dec 31, 2020	Dec 31, 2019

Land use rights	$1,233,010	$1,155,195
Software system	1,344	1,260
Less - accumulated amortization	(412,348)	(363,221)

Total intangible assets, net	$822,006	$793,234

The amortization expenses of land use rights and software systems for the year ended December 31, 2020 and 2019 were $23,337 and $23,796 respectively.

Future amortization of land use rights and software systems is as follows:

Years ending December 31,	Amount
2021	$23,337
2022	23,337
2023	23,337
2024	23,337
2025	23,337
Thereafter	705,321

Total	$822,006

NOTE 7. INVENTORIES

Inventories consisted of the following:

	December 31, 2020	December 31, 2019

Raw material	$47,657	$68,062
Work in progress	-	-
Finished goods	-	52,662
Goods on consignment	23,528	33,189
Less: Provision of inventory	(71,185)	(153,913)

Inventories, net	$-	$-

The provision of inventory for the year ended December 31, 2020 and 2019 were $Nil and $Nil respectively.

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

(F/K/A VIBE WIRELESS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Sales:

Customer	As at December 31, 2020		As at December 31, 2019
A	$29,743	34%	$27,454	34%
B	18,555	21%	24,034	30%
C	9,278	11%	14,604	18%
D	7,944	9%	6,386	8%
E	5,219	6%	5,994	7%
Total	$70,739	81%	$78,472	97%

Purchases:

Supplier	As at December 31, 2020		As at December 31, 2019
AA	$37,302	100%	$-	-%
BB	-	-%	-	-%
CC	-	-%	-	-%
DD	-	-%	-	-%
EE	-	-%	-	-%
Total	$37,302	100%	$-	-%

NOTE 9. OTHER PAYABLES

Other payables consisted of the following:

	December 31, 2020	December 31, 2019

Amount due to third parties	245,088	229,621
Payables to employees	$1,960	$1,835
Miscellaneous	8,097	12,272

Total other payables	$255,145	$243,728

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

The following table sets forth the computation of basic and diluted net income per common share:

Period ended December 31,	Dec 31, 2020		Dec 31, 2019

Net loss attributable to ordinary shareholders for computing basic net loss per ordinary share
-Continuing	$(392,462)		$(496,690)
-Discontinued	$(3,565)		$-
Weighted-average shares of common stock outstanding in computing net loss per common stock
Basic	160,790,000		160,790,000
Diluted	160,790,000		160,790,000
Basic and Diluted loss per share of common stock-
-Continuing	(0.244	)cents	(0.309	)cents
-Discontinued	(0.002	)cents	-

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

(F/K/A VIBE WIRELESS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. RELATED PARTIES transactions and balance

Key management compensation

The Company incurred the following compensation with key management personnel, which are defined by ASC 850, Related Party Disclosures, as those persons having authority and responsibility for planning, directing and controlling the activities of the Company, including directors and management.

	Dec 31, 2020	Dec 31, 2019

Salaries and wages - Lo Kwok Leung	$21,661	$-
Director fees - Lam Ching Wan, William	46,416
Director fees - Ma Wai Kin	30,944
Director fees - Leung Kwong Tak	18,965	-

Total salaries and director fees	$117,986	$-

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

Related party balances included in the statement of financial position are all non-interest bearing, unsecured and due on demand., A breakdown is as follows:

Amount as at	December 31, 2020	December 31, 2019
Amount due to related parties:
Holmsun Capital Limited (a) (b)	5,745,866	5,590,490
	$5,745,866	$5,590,490

_____________

(a)	Common director, LEUNG Kwong Tak of operating subsidiary Lutu International Biotechnology Limited
(b)	Common shareholder, LEUNG Kwong Tak of operating subsidiary Lutu International Biotechnology Limited

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

(F/K/A VIBE WIRELESS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. INCOME TAXES

The Company and its subsidiaries have no operation in United States, Cayman Islands and British Virgin Islands, and are not subject to any domestic income tax. Therefore, no domestic income tax of United States, Cayman Islands and British Virgin Islands are paid in the year ended December 31, 2020 and 2019 respectively.

Hong Kong Prolific Mineral Resources Holdings Limited was incorporated in Hong Kong and is subjected to Hong Kong profits tax rate of 16.5% for the year ended December 31, 2020 and 2019. Income tax (reversal) expense amounted to $Nil for the year ended December 31, 2020 and 2019.

A reconciliation of the provision for income taxes with amounts determined by applying the Hong Kong profit rate of 16.5% to income before income taxes is as follows:

	December 31, 2020	December 31, 2019

Profit (Loss) before income tax	$(270,342)	$(161,366)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable loss	$(270,342)	$(161,366)
HongKongProfitsTaxrate %	16.5%	16.5%
Current tax credit	$44,606	$26,625
Less: Valuation allowance	(44,606)	(26,625)

No deferred tax has been provided as there are no material temporary differences arising during the year ended December 31, 2020 and 2019.

Shanxi Green Biotechnology Industry Company Limited and Shenzhen Qianhai Lutu Supply Chain Management Company Limited were incorporated in the PRC and are subjected to income taxes under the current laws of the PRC. The EIT rate of PRC was 25% for the year ended December 31, 2020 and 2019.

Profit (loss) before income tax of $(125,782) and $(335,323) for the year ended December 31, 2020 and 2019 respectively, were attributed to operations in China. The income tax expenses consisted of the following:

	December 31, 2020	December 31, 2019

Profit (Loss) before income tax	$(125,782)	$(335,323)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable loss	$(125,782)	$(335,323)
China Enterprise Income Tax rate	25%	25%
Current tax credit	$31,446	$83,831
Less: Valuation allowance	(31,446)	(83,831)

No deferred tax has been provided as there are no material temporary differences arising during the year ended December 31, 2020 and 2019.

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

In the year ended December 31, 2020 and 2019, the Company is regarded as a single operating segment, being engaged in the manufacturing of bio-fertilizer. This principal activity and geographical market are substantially based in China, accordingly, no operating or geographical segment information are presented.

NOTE 14. COMPREHENSIVE INCOME

Total comprehensive income includes, in addition to net income, changes in equity that are excluded from the consolidated statements of income and are recorded directly into a separate section of shareholders’ equity on the consolidated balance sheets. Comprehensive income and its components consist of the following:

Year Ended December 31	2020	2019

Net loss	$(396,027)	$(496,690)
Other comprehensive income, net of tax
Foreign currency translation adjustment	(103,991)	(12,735)

Comprehensive loss	$(500,018)	$(509,425)

NOTE 15. discontinued operations

Year Ended December 31	2020		2019

Operating expenses	$		$
Selling expenses		-		-
General and administrative expenses		-		-
Loss from operations		-		-
Non-operating income (expense)		-		-
Interest income		-		-
Interest expense		-		-
Other income		-		-
Other expense		-		-
Loss on deregister of subsidiary		(3,565)		-
Loss before income taxes		-		-
Income tax		-		-

Net loss		$(3,565)		$-

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

	December 31, 2020	December 31, 2019
	(audited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$-	$1,956
Other receivables	-	3,133
Non-current assets:
Property, plant and equipment	-	492

Total Assets Held for Disposal	$-	$5,581

LIABILITIES
Current liabilities:
Amount due to related parties	$-	$-
Total Liabilities Held for Disposal	$-	$-

NOTE 17. discontinued operations

On September 26, 2019, the Company has resolved to discontinue the operation of the subsidiary company, Shenzhen Qianhai Lutu Supply Chain Management Company Limited. On September 26, 2019 and onwards, any operation from Shenzhen Qianhai Lutu Supply Chain Management Company Limited has been classified as discontinued operations on the statement of operations. Previous period’s operation has been similarly classified for comparative purposes. A breakdown of discontinued operation for the year ending December 31, 2020 and 2019 is as follows:

	December 31, 2020	December 31, 2019
	(audited)	(audited)
Operating expenses
Selling expenses	-	-
General and administrative expenses	$-	$-
Loss from operations
Interest income	-	-
Interest expenses	$-	$-
Other income	-	-
Other expenses	-	-
Loss on deregister of subsidiary	(3,565)
Loss before income taxes	(3,565)	-
Income tax	-	-
Net loss	$(3,565)	$-

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

For the relevant interest of RMB513,100 claimed by the Plaintiff, according to the company’s lawyer, there is no evidence showing that it is more likely than not that the Company will be liable for the said interest. Hence, no provision was made as at December 31, 2020.

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

The Company disagreed with the decision and appeal to the People’s Procuratorate of Jin Zhong City, Yu Ci District on May 7, 2021, and the appeal was accepted on May 21, 2021. On August 11, 2021, the People's Procuratorate of Jun Zhong City, Yu Ci District made the decision 榆检二部移字[2021]Z4号to send back the case to the Bureau of Public Security of Jun Zhong City, Yu Ci District to reconsider the procedure for prosecution according to the regulation applied.

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

NOTE 19. COMMON STOCK

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

NOTE 20. SUBSEQUENT EVENT

COVID-19

Subsequent to December 31, 2020, COVID-19 has continuously spread rapidly to many parts of China and other parts of the world. The pandemic has resulted in quarantines, travel restrictions, and the temporary closure of stores and facilities in China and elsewhere. In accordance with recommended and mandated restrictions by relevant government and public health officials in light of the COVID-19 outbreak, the Company’s operations had been slightly affected by the COVID-19. As of the issuance date of this report, the extent to which the COVID-19 impacts the Company’s results will depend on future developments, which are uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 and the actions to contain the COVID-19 or treat its impact, among others.

Management has evaluated all activities and concluded that there were no other subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements except for the disclosures in note 18 and the above mentioned matters.

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