Form 10-Q
period 2021-03-31
GREEN VISION BIOTECHNOLOGY CORP.
filed 2021-09-27
CIK 1571804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to _________

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

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

No market value has been computed as of March 31, 2021 based upon the fact that no active trading market has been established.

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the most practicable date: As of September 25, 2021, there were 160,790,000 shares of Common Stock of the issuer outstanding.

PART I. FINANCIAL INFORMATION

ITEM: 1 FINANCIAL STATEMENTS

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Note	March 31, 2021	December 31, 2020
ASSETS		(Unaudited)	(Audited)
Cash and cash equivalents		$231,549	$26,734
Accounts receivable, net of allowance for doubtful accounts		-	-
Inventories, net	7	1,969	-
Advance to suppliers		23,415	22,364
Other receivables	4	820	1,822
Total current assets		257,753	50,920

Property, plant and equipment, net	5	2,124,583	2,162,624
Construction in progress		-	-
Intangible assets	6	814,948	822,006
Long term lease prepayment		-	-
Restricted cash		836	820
Total non-current assets		2,940,367	2,985,450
TOTAL ASSETS		$3,198,120	$3,036,370
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable		$27,242	$27,272
Advances from customer		7,360	15
Accrued expenses		314,119	275,832
Accrued payroll		13,142	13,194
Other payables	9	256,809	255,145
Other tax payables		-	5,879
Amount due to related parties	11	5,776,668	5,745,866
Amount due to shareholder		4,321,501	4,127,708
Total current liabilities		10,716,841	10,450,911
TOTAL LIABILITIES		$10,716,841	$10,450,911

Stockholders’ equity
Common stock, $0.001 par value per share, authorized 750,000,000 and 750,000,000 shares, issued and outstanding 160,790,000 shares at March 31, 2021, and December 31, 2020 respectively		160,790	160,790
Additional paid-in capital		(282,209)	(282,209)
Accumulated other comprehensive loss		(153,410))	(155,163)
Accumulated deficit		(7,243,892)	(7,137,959)
TOTAL STOCKHOLDERS’ DEFICIT		(7,518,721)	(7,414,541)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$3,198,120	$3,036,370

See accompanying notes to unaudited consolidated financial statements

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Note	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
		$	$
Revenue, net		$64,473	$39,784
Cost of Sales		32,753	55,186

Gross (loss)/ profit		$31,720	$(15,402)

Operating expenses
Selling expenses		(25,280)	(1,362)
General and administrative expenses		(113,330)	(79,458)

(Loss)/income from operations		$(106,890)	$(96,222)

Non-operating income (expense)
Interest income		4	3
Interest expense		(510)	(950)
Other income		1,484	90,624
Other expense		(21)	(16,847)

(Loss)/income before income taxes		$(105,933)	$(23,392)

Net (loss)/income from continuing operations
Net (loss)/income from discontinued operations		-	-
Income tax	12	-	-

Net (loss)/income		$(105,933)	$(23,392)

Non-controlling interest		-	-
Net loss attributable to the Company		$(105,933)	$(23,392)

Foreign currency translation adjustment		1,753	(9,906)

Comprehensive loss	14	$(104,180)	$(33,298)

Loss per share of common stock - Basic and diluted
Continuing operations	10	$(0.066cents )	$(0.015cents )
Discontinued operations	10	$-	$-

Weighted average number of common shares outstanding -basic and diluted		160,790,000	160,790,000

See accompanying notes to unaudited consolidated financial statements

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’DEFICIT AND COMPREHENSIVE INCOME

(UNAUDITED)

	Number of common shares outstanding	Amount	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficits	Total stockholders’ equity/ (deficit)

Balance, January 1, 2020	160,790,000	$160,790	(282,209)	(51,172)	(6,741,932)	$(6,914,523)
Net loss	-	-	-	-	(23,392)	(23,392)
Foreign currency translation adjustment	-	-	-	(9,906)	-	(9,906)

Balance, March 31, 2020	160,790,000	$160,790	(282,209)	(61,078)	(6,765,324)	$(6,947,821)

Balance, January 1, 2021	160,790,000	$160,790	(282,209)	(155,163)	(7,137,959)	$(7,414,541)
Net loss	-	-	-	-	(105,933)	(105,933)
Foreign currency translation adjustment	-	-	-	1,753	-	1,753

Balance, March 31, 2021	160,790,000	$160,790	(282,209)	(153,410)	(7,243,892)	$(7,518,721)

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended March 31,
	2021	2020
Cash flows provided by (used in) continuing operating: activities:
Net loss	$(105,933)	$(23,392)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	35,961	33,734
Amortization of intangible assets	6,208	5,765
Allowance for doubtful accounts	-	-
Inventory provision reversal	(94,854)	(75,321)
Disposal gain of property, plant and equipment	-	(5,529)
Changes in assets and liabilities:
Accounts receivable	-	7,735
Inventories	92,869	75,321
Advances to suppliers	(1,084)	-
Other receivables	1,008	342
Restricted cash	(16)	(1)
Accounts payable	-	-
Advances from customer	7,404	11,460
Other payables	1,959	(1,668)
Other tax payables	(5,920)	(79)
Accrued payroll	(38)	(436)
Accrued expenses	38,269	(28,344)
Amount due to related parties	31,669	(53,966)
Net cash flows provided by (used in) operating activities	7,502	(54,379)
Cash flows provided by (used in) investing activities:
Proceeds from sale of property, plant and equipment	-	5,529
Net cash flows used for investing activities	-	5,529
Cash flows provided by (used in) financing activities:
Amounts due to shareholder	197,415	1,126
Net cash flows provided by (used in) financing activities	197,415	1,126

Cash flows provided by (used in) discontinued operating activities:
Net cash provided by (used in) investing activities of discontinued operations	-	-
Net cash flows provided by discontinued operations	-	-

Net increase (decrease) in cash and cash equivalents	204,917	(47,724)
Effect of foreign currency translation	(102)	70
Cash - beginning of period	26,734	61,747
Cash - end of period	$231,549	$14,093
Supplemental disclosures of cash flow information:
Interest paid	$510	$950
Income taxes	$-	$-

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

Able Lead, an 89% shareholder of Lutu International, has an outstanding loan of $4.43 million denominated in Renminbi (“RMB”) owed to an unrelated third party with its maturity date on January 22, 2018 (the “Outstanding Loan”). Able Lead is negotiating an extension of the Outstanding Loan to 2019 with the third-party creditor. Shares of Lutu International held by Able Lead were offered by Able Lead as collateral to secure repayment of the Outstanding Loan (the “Security”).

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

Tax Treatment and SEC Filer Status: Small Business Issuer

The Investment Transaction is intended to constitute a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”), or such other tax-free reorganization exemptions that may be available under the Code. Immediately following the Investment Transaction, the filer status of GVBT will be a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K, as promulgated by SEC.

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

Below is a table with foreign exchange rates used for translation:

For the three months and year ended, (Average Rate)	Mar. 31, 2021		Dec 31, 2020		Mar. 31, 2020
Chinese Renminbi (RMB)	RMB	6.48433	RMB	6.89826	RMB	6.98101
United States dollar ($)		$1.00000		$1.00000		$1.00000

As of (Closing Rate)	Mar. 31, 2021		Dec 31, 2020		Mar. 31, 2020
Chinese Renminbi (RMB)	RMB	6.55362	RMB	6.52825	RMB	7.08454
United States dollar ($)		$1.00000		$1.00000		$1.00000

For the three months and year ended, (Average Rate)	Mar. 31, 2021		Dec 31, 2020		Mar. 31, 2020
Hong Kong (HKD)	HKD	7.75720	HKD	7.75599	HKD	7.77063
United States dollar ($)		$1.00000		$1.00000		$1.00000

As of (Closing Rate)	Mar. 31, 2021		Dec 31, 2020		Mar. 31, 2020
Hong Kong (HKD)	HKD	7.77390	HKD	7.75230	HKD	7.75120
United States dollar ($)		$1.00000		$1.00000		$1.00000

For the three months and year ended, (Average Rate)	Mar. 31, 2021		Dec 31, 2020		Mar. 31, 2020
Hong Kong (HKD)	HKD	1.19630	HKD	1.12434	HKD	1.11311
Chinese Renminbi (RMB)		$1.00000		$1.00000		$1.00000

As of (Closing Rate)	Mar. 31, 2021		Dec 31, 2020		Mar. 31, 2020
Hong Kong (HKD)	HKD	1.18620	HKD	1.18750	HKD	1.09410
Chinese Renminbi (RMB)		$1.00000		$1.00000		$1.00000

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

During the three months ended March 31, 2021 and 2020, the provision of sales return were $Nil respectively.

Cost of Goods Sold

Cost of goods sold includes the cost of materials, labor, and relevant manufacturing expenses.

Selling Expenses

Selling expenses include packaging and shipping costs, as well as advertising and certain expenses associated with operating the Company’s corporate headquarters.

Advertising Costs

The Company expensed all advertising costs as incurred. Advertising expense, net of reimbursement from suppliers, amounted to $Nil and $Nil for the three months ended March 31, 2021 and 2020 respectively. Advertising expense is included in selling expense and general and administrative expenses in the accompanying consolidated statements of income.

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

The Company did not have a lease that met the criteria of a capital lease. Leases that do not qualify as a capital lease are classified as an operating lease. Operating lease rental expenses included in selling, general and administrative expenses for the three months ended March 31, 2021 and 2020 were $Nil and $Nil respectively.

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

During the quarter ended March 31, 2021 and year ended December 31, 2020, the provision of doubtful debts were $Nil and $Nil respectively.

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

During the quarter ended March 31, 2021 and year ended December 31, 2020, the provision of inventory reversal were $94,854 and $89,148 respectively.

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

The Company performed an annual impairment test as of the fiscal year ended December 31, 2020, and a quarter review as of the period ended March 31, 2021, and determined that the impairment loss in the amount of $Nil and $Nil were recorded respectively.

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

The total amounts for such employee benefits which were expensed were $1,100 and $135 for the three months ended March 31, 2021 and 2020 respectively.

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

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes” (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 will simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company does not expect that the requirements of ASU 2019-12 will have a material impact on its consolidated financial statements.

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. GOING CONCERN

As of March 31, 2021 and December 31, 2020, the Company has an accumulated deficit of $7,243,892 and $7,137,959 respectively, and its current liabilities exceed its current assets resulting in negative working capital of $10,459,088 and $10,399,991 respectively. In view of the matters described above, recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company’s ability to raise additional financing and to succeed in its future operations. The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors and/or stockholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. OTHER RECEIVABLES

Other receivables consisted of the following:

	March 31, 2021	December 31, 2020
	(unaudited)	(audited)
Deposits	$106,698	$106,815
Prepaid expenses	1,477	2,479
Advance to employee	12,618	12,631

Less: Allowance for doubtful debts	(119,973)	(120,103)

Total	$820	$1,822

NOTE 5. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	March 31, 2021	December 31, 2020
	(unaudited)	(audited)
Buildings	$3,024,874	$3,028,189
Machinery & equipment	-	-
Office equipment	64,971	65,041
Motor vehicles	69,880	69,956

Total property, plant and equipment	3,159,725	3,163,186
Less: accumulated depreciation and impairment charges	(1,035,142)	(1,000,562)

Total property, plant and equipment, net	$2,124,583	$2,162,624

The depreciation expenses for the three months ended March 31, 2021 and 2020 were $35,961 and $33,734 respectively.

NOTE 6. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31, 2021	December 31, 2020
	(unaudited)	(audited)
Land use rights	$1,231,659	$1,233,010
Software system	1,344	1,344
Less - accumulated amortization	(418,055)	(412,348)

Total intangible assets, net	$814,948	$822,006

The amortization expenses of land use rights and software systems for the three months ended March 31, 2021 and 2020 were $6,208 and $5,765 respectively.

Future amortization of land use rights and software systems is as follows:

Years ending December 31,	Amount
2021	$18,624
2022	24,831
2023	24,831
2024	24,831
2025	24,831
Thereafter	697,000

Total	$814,948

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. INVENTORIES

Inventories consisted of the following:

	March 31, 2021	December 31, 2020
	(unaudited)	(audited)
Raw material	$47,605	$47,657
Finished goods	1,969	-
Goods on consignment	22,030	23,528
Less: Provision of inventory	(69,635)	(71,185)

Inventories, net	$1,969	$-

NOTE 8. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Sales:

Customer	As at March 31, 2021		As at December 31, 2020
A	$47,507	74%	$29,743	34%
B	10,180	16%	18,555	21%
C	6,786	10%	9,278	11%
D	-	-%	7,944	9%
E	-	-%	5,219	6%
Total	$64,473	100%	$70,739	81%

Purchases:

Supplier	As at March 31, 2021		As at December 31, 2020
AA	$33,255	100%	$37,302	100%
BB	-	-%	-	-%
CC	-	-%	-	-%
DD	-	-%	-	-%
EE	-	-%	-	-%
Total	$33,255	100%	$37,302	100%

NOTE 9. OTHER PAYABLES

Other payables consisted of the following:

	March 31, 2021	December 31, 2020
	(unaudited)	(audited)
Amount due to third parties	244,820	245,088
Payables to employees	1,957	1,960
Miscellaneous	$10,032	$8,097

Total other payables	$256,809	$255,145

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

The following table sets forth the computation of basic and diluted net income per common share:

Period ended March 31,	March 31, 2021	March 31, 2020
	(unaudited)	(unaudited)
Net loss attributable to ordinary shareholders for computing basic net loss per ordinary share
-Continuing	$(105,933)	$(23,392)
-Discontinued	$-	$-
Weighted-average shares of common stock outstanding in computing net loss per common stock
Basic	160,790,000	160,790,000
Diluted	160,790,000	160,790,000
Basic and Diluted loss per share of common stock-
-Continuing	(0.066) cents	(0.015) cents
-Discontinued	-	-

NOTE 11. AMOUNT DUE FROM / TO RELATED PARTIES

Key management compensation

The Company incurred the following compensation with key management personnel, which are defined by ASC 850, Related Party Disclosures, as those persons having authority and responsibility for planning, directing and controlling the activities of the Company, including directors and management.

	March 31, 2021	Dec 31, 2020
	(unaudited)	(audited)
Salaries and wages - Lo Kwok Leung	$-	$21,661
Director fees - Lam Ching Wan, William	11,604	46,416
Director fees - Ma Wai Kin	7,736	30,944
Director fees - Leung Kwong Tak	8,123	18,965

Total salaries and director fees	$27,463	$117,986

Related party transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. Balances and transactions between the Company and its subsidiary have been eliminated on consolidation and are not disclosed in this note.

Related party balances included in the statement of financial position are all non-interest bearing, unsecured and due on demand.

The details for amount due to related parties were as follows:

Amount as at	March 31, 2021	December 31, 2020
	(unaudited)	(audited)
Holmsun Capital Limited (a) (b)	5,776,668	5,745,866
	$5,776,668	$5,745,866

(a)	Common director, LEUNG Kwong Tak of operating subsidiary Lutu International Biotechnology Limited
(b)	Common shareholder, LEUNG Kwong Tak of operating subsidiary Lutu International Biotechnology Limited

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. INCOME TAXES

The Company and its subsidiaries have no operation in United States, Cayman Islands and British Virgin Islands, and are not subject to any domestic income tax. Therefore, no domestic income tax of United States, Cayman Islands and British Virgin Islands are paid in the quarter ended March 31, 2021 and year ended December 31, 2020.

Hong Kong Prolific Mineral Resources Holdings Limited was incorporated in Hong Kong and is subjected to Hong Kong profits tax rate of 16.5% for the three months ended March 31, 2021 and 2020. Income tax (reversal) expense amounted to $Nil for the quarter ended March 31, 2021 and year ended December 31, 2020.

A reconciliation of the provision for income taxes with amounts determined by applying the Hong Kong profit rate of 16.5% to income before income taxes is as follows:

	March 31, 2021	December 31, 2020
	(unaudited)	(audited)
Profit (Loss) before income tax	$(55,063)	$(270,342)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable loss	$(55,063)	$(270,342)
Hong Kong Profits Tax rate	16.5%	16.5%
Current tax credit	$9,085	$44,606
Less: Valuation allowance	(9,085)	(44,606)
	$-	$-

No deferred tax has been provided as there are no material temporary differences arising during the quarter ended March 31, 2021 and year ended December 31, 2020.

Shanxi Green Biotechnology Industry Company Limited was incorporated in the PRC and are subjected to income taxes under the current laws of the PRC. The EIT rate of PRC was 25% for the quarter ended March 31, 2021 and year ended December 31, 2020.

Profit (loss) before income tax of $ (50,870) and $(125,782) for the quarter ended March 31, 2021 and year ended December 31, 2020 respectively, were attributed to operations in China. The income tax expenses consisted of the following:

	March 31, 2021	December 31, 2020
	(unaudited)	(audited)
Profit (Loss) before income tax	$(50,870)	$(125,782)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable profit (loss)	$(50,870)	$(125,782)
China Enterprise Income Tax rate	25%	25.0%
Current tax credit(debit)	$12,718	$31,446
Less: Valuation allowance	(12,718)	(31,446)
	$-	$-

No deferred tax has been provided as there are no material temporary differences arising during the quarter ended March 31, 2021 and year ended December 31, 2020.

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

In the quarter ended March 31, 2021 and year ended December 31, 2020, the Company is regarded as a single operating segment, being engaged in the manufacturing of bio-fertilizer. This principal activity and geographical market are substantially based in China, accordingly, no operating or geographical segment information are presented.

NOTE 14. COMPREHENSIVE INCOME

Total comprehensive income includes, in addition to net income, changes in equity that are excluded from the consolidated statements of income and are recorded directly into a separate section of shareholders’ equity on the consolidated balance sheets. Comprehensive income and its components consist of the following:

Period and Year Ended	March 31, 2021	December 31, 2020
	(unaudited)	(audited)
Net loss	$(105,933)	$(396,027)
Other comprehensive income, net of tax
Foreign currency translation adjustment	1,753	(103,991)

Comprehensive loss	$(104,180)	$(500,018)

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

For the relevant interest of RMB513,100 claimed by the Plaintiff, according to the company’s lawyer, there is no evidence showing that it is more likely than not that the Company will be liable for the said interest. Hence, no provision was made as at March 31, 2021.

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

The Company disagreed with the decision and appeal to the People’s Procuratorate of Jin Zhong City, Yu Ci District on May 7, 2021, and the appeal was accepted on May 21, 2021. On August 11, 2021, the People’s Procuratorate of Jun Zhong City, Yu Ci District made the decision 榆检二部移字[2021]Z4号to send back the case to the Bureau of Public Security of Jun Zhong City, Yu Ci District to reconsider the procedure for prosecution according to the regulation applied.

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

NOTE 16. SUBSEQUENT EVENT

COVID-19

COVID-19 continues to spread rapidly to many parts of China and other parts of the world. The pandemic has resulted in quarantines, travel restrictions, and the temporary closure of stores and facilities in China and elsewhere. In accordance with recommended and mandated restrictions by relevant government and public health officials in light of the COVID-19 outbreak, the Company’s operations had been slightly affected by the COVID-19. As of the issuance date of this report, the extent to which the COVID-19 impacts the Company’s results will depend on future developments, which are uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 and the actions to contain the COVID-19 or treat its impact, among others.

Management has evaluated all activities and concluded that there were no other subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements except for the disclosures in Note 15 and the mentioned above matters.

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

Result of Operations for the Three months ended March 31, 2021 and 2020

Revenue was $64,473 for the three months ended March 31, 2021 (“Q1”), increased by $24,689, or 62.1% from $39,784 for the three months ended March 31, 2020 (“Comparable Quarter”). The increase in revenue during the Q1 as compared to the Comparable Quarter was due to the unit sale price was increasing and became much more expensive in Q1.

Cost of sales was decreased by $22,433, or 40.6% from $55,186 in the Comparable Quarter to $32,753 in Q1. The decrease was mainly due to the decrease in sales volumes which were 276 tonnes in Comparable Quarter decreased to 132 tonnes in Q1 while the unit cost increased from around $200 to $248 per tonnes. In terms of percentage of revenue, cost of sales was 50.8% in Q1 as compared to 138.7% in the Comparable Quarter.

Gross profit was increased by $47,122, or 305.9% from negative $15,402 in the Comparable Quarter to $31,720 in Q1. In terms of percentage of revenue, the gross profit percentage was increased to 49.2% for Q1 as compared to negative 38.7% for the Comparable Quarter. The increase of gross profit was primarily due to the significant rise in the unit sales price.

Selling expenses were increased by $23,918 or 1756.1% from $1,362 for the Comparable Quarter to $25,280 in Q1. In terms of percentage of revenue, the rates were 39.2% in Q1 compared to 3.4% in the Comparable Quarter. The increase is primarily due to the increase of sales commission expenses to stimulate the sale activities.

General and administrative expenses were increased by $33,872, or 42.6% from $79,458 for the Comparable Quarter to $113,330 for Q1. The increase is primarily due to the increment in salary and professional fee in Q1.

The following is a summary of general and administrative expenses for the three months ended March 31, 2021, and 2020.

	March 31, 2021	March 31, 2020	Difference
	Unaudited	Unaudited
Consulting fees	$4,630	$4,621	$9
Salary and payroll expenses	38,862	15,819	23,043
Professional fees	21,079	6,200	14,879
Travel and entertainment	2,055	5,844	(3,789)
Depreciation and amortization	42,169	39,499	2,670
Other	4,535	7,475	(2,940)
	$113,330	$79,458	$33,872

Consulting fees were increased by $9, or 0.2%, from $4,621 in Comparable Quarter to $4,630 in Q1.

Our salary and payroll expenses were increased by $23,043 or 145.7%, to $38,862 in Q1, as compared to $15,819 in the Comparable Quarter. We anticipate that salary and wages on payroll expenses will rise in future periods as it becomes necessary to increase our staff in order to enhance our management quality for the listing requirement and to increase our production activities.

Professional fees were increased by $14,879, from $6,200 in Comparable Quarter to $21,079 in Q1. The increase of professional fees was due to the engagement of more independent professionals such as international lawyers.

Travel and entertainment expenses were decreased by $3,789, or 64.8%, from $5,844 in Comparable Quarter to $2,055 in Q1. The decrease of travel and entertainment expenses was due to the reduction of project-based travelling activities.

Depreciation and amortization expenses were increased by $2,670, or 6.8%, from $39,499 in Comparable Quarter to $42,169 in Q1.

Other expenses include items such as office expenses, software related costs, telephone and a variety of other miscellaneous expenses. None of these expenses alone changed significantly except repair fee and office expenses, as the difference was $2,940, or 39.3% decrease from $7,475 in Comparable Quarter to $4,535 in Q1.

We anticipate that we will incur higher general and administrative expenses as a public company. We expect that our professional fees, cost of transfer agent, investor relations costs and other stock related costs will accordingly increase.

We also anticipate that selling, general and administrative expenses will concurrently increase with our increased activity in the future but will not increase in the same proportion to that of revenue.

Our loss from operations was increased by $10,668 or 11.1%, to negative $106,890 in Q1, from negative $96,222 in Comparable Quarter.

Non-operating income (expenses) was decreased by $71,873, or 98.7%, to income of $957 in Q1, from income of $72,830 in Comparable Quarter, of which mainly due to the decrease of other income by $89,140 from $90,624 in Comparable Quarter to $1,484 in Q1.

The net loss attributed to the Company was increased by $82,541, or 352.9% to negative $105,933 in Q1, as compared to negative $23,392 in Comparable Quarter.

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

Working capital

At March 31, 2021, we had a working capital deficit of $10,459,088, as compared to a working capital deficit of $10,399,991 at December 31, 2020. Of the working capital deficit at March 31, 2021, $10,098,169 was amount due to related parties and shareholder. Excluding the amounts due to related parties and shareholder, we would have had a negative working capital of $360,919 at March 31, 2021. As comparison, for the working capital deficit at December 31, 2020, $9,873,574 was amount due to related parties and holding. Excluding the amounts due to related parties and holding company, we would have had a negative working capital of $526,417 at December 31, 2020. The amounts due to related parties and shareholder are unsecured, interest free and repayable on demand.

Operating activities

During the three months ended March 31, 2021, operating activities provided cash in operations of $7,502, and for the comparable year ended March 31, 2020, operating activities used cash in operations of $54,379. The use of cash in operating activities for the three months ended March 31, 2021 was mainly derived from a net loss of $105,933 with non-cash items of $42,169 ($35,961 plus $6,208) in depreciation and amortization, negative $94,854 in inventory provision reversal; moreover, there was an increased in cash of $92,869 in inventory; an increased in cash of $38,269 in accrued expenses and an increase in cash of $31,669 in amount due to related parties, which were offset by a decrease in cash of negative $5,920 in other tax payables. As comparison, the use of cash in operating activities for the three months ended March 31, 2020 was mainly derived from a net loss of $23,392 with a non-cash item of $39,499 ($33,734 plus $5,765) in depreciation and amortization, negative $75,321 in inventory provision reversal and negative $5,529 in disposal gain of property, plant and equipment; moreover, there was an increase in cash of $7,735 in accounts receivable; an increase in cash of $75,321 in inventories; and an increase in cash of $11,460 in advances from customer, which were offset by a decrease in cash of 1,668 in other payable; a decrease in cash of $28,344 in accrued expenses and a decrease in cash of $53,966 in amount due to related parties.

Investing Activities

During the three months ended March 31, 2021, investing activities provided $Nil of cash; and for comparable three months ended March 31, 2020, investing activities provided $5,529 of cash.

Financing Activities:

During the three months ended March 31, 2021, financing activities provided cash of $197,415; and for comparable three months ended March 31, 2020 financing activities provided cash of $1,126. The change of cash provided by financing activities was derived from the changes in the amounts due to our shareholder.

As at March 31, 2021, net cash and cash equivalents balance was $231,549 as compared to balance $26,734 as at December 31, 2020.

As of March 31, 2021, stockholder’s equity was negative $7,518,721, compared to a negative equity of $7,414,541 at December 31, 2020.

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

Since 2017, local government of Jinzhong City, Shanxi Province, China (where Shanxi Lutu and our production plant is located) has promulgated a new set of environmental regulations restricting the use of coal-fired boilers in factories. Since coal-powered generators were used in our production plant, our production activities starting from 2017 were restricted to a certain extent.

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

Going Concern

The independent auditors’ report accompanying our December 31, 2020 audited financial statements filed in Form 10-K on September 21, 2021 contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

COVID-19

COVID-19 continues to spread rapidly to many parts of China and other parts of the world. The pandemic has resulted in quarantines, travel restrictions, and the temporary closure of stores and facilities in China and elsewhere. In accordance with recommended and mandated restrictions by relevant government and public health officials in light of the COVID-19 outbreak, the Company’s operations had been slightly affected by the COVID-19. As of the issuance date of this report, the extent to which the COVID-19 impacts the Company’s results will depend on future developments, which are uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 and the actions to contain the COVID-19 or treat its impact, among others.

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

An evaluation was conducted by an officer under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three months period ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For the relevant interest of RMB513,100 claimed by the Plaintiff, according to the company’s lawyer, there is no evidence showing that it is more likely than not that the Company will be liable for the said interest. Hence, no provision was made as at March 31, 2021.

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

The Company disagreed with the decision and appeal to the People’s Procuratorate of Jin Zhong City, Yu Ci District on May 7, 2021, and the appeal was accepted on May 21, 2021. On August 11, 2021, the People’s Procuratorate of Jun Zhong City, Yu Ci District made the decision 榆检二部移字[2021]Z4号to send back the case to the Bureau of Public Security of Jun Zhong City, Yu Ci District to reconsider the procedure for prosecution according to the regulation applied.

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

GREEN VISION BIOTECHNOLOGY CORP.

Date: September 25, 2021	By:	/s/ William Ching Wan Lam
William Ching Wan Lam
Chief Executive Officer

Date: September 25, 2021	By :	/s/ Kwok Leung Lo
Kwok Leung Lo
Chief Financial Officer

