Form 10-Q
period 2021-06-30
GREEN VISION BIOTECHNOLOGY CORP.
filed 2021-09-28
CIK 1571804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

No market value has been computed as of June 30, 2021 based upon the fact that no active trading market has been established.

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the most practicable date: As of September 27, 2021, there were 160,790,000 shares of Common Stock of the issuer outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Note	June 30, 2021	December 31, 2020
ASSETS		(Unaudited)	(Audited)
Cash and cash equivalents		$138,849	$26,734
Accounts receivable, net of allowance for doubtful accounts		-	-
Inventories, net	7	1,674	-
Advance to suppliers		22,609	22,364
Other receivables	4	1,145	1,822
Total current assets		164,277	50,920

Property, plant and equipment, net	5	2,114,075	2,162,624
Construction in progress		-	-
Intangible assets	6	818,522	822,006
Long term lease prepayment		-	-
Restricted cash		846	820
Total non-current assets		2,933,443	2,985,450
TOTAL ASSETS		$3,097,720	$3,036,370
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable		$27,570	$27,272
Advances from customer		15	15
Accrued expenses		300,177	275,832
Accrued payroll		13,300	13,194
Other payables	9	261,305	255,145
Other tax payables		11,906	5,879
Amount due to related parties	11	5,772,837	5,745,866
Amount due to shareholder		4,361,600	4,127,708
Total current liabilities		10,748,710	10,450,911
TOTAL LIABILITIES		$10,748,710	$10,450,911

Stockholders’ equity
Common stock, $0.001 par value per share, authorized 750,000,000 and 750,000,000 shares, issued and outstanding 160,790,000 shares at June 30, 2021, and December 31, 2020 respectively		160,790	160,790
Additional paid-in capital		(282,209)	(282,209)
Accumulated other comprehensive loss		(159,890)	(155,163)
Accumulated deficit		(7,369,681)	(7,137,959)
TOTAL STOCKHOLDERS’ DEFICIT		(7,650,990)	(7,414,541)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$3,097,720	$3,036,370

See accompanying notes to unaudited consolidated financial statements

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Note	Three Months Ended Jun 30, 2021		Three Months Ended Jun 30, 2020		Six Months Ended Jun 30, 2021		Six Months Ended Jun 30, 2020
		$		$		$		$
Continuing operations		(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
Revenue, net		80,216		27,087		144,689		66,871
Cost of goods sold		41,211		21,847		73,964		77,033
Gross profit		39,005		5,240		70,725		(10,162)

Operating expenses
Selling expenses		33,504		438		58,784		1,800
General and Administrative expenses		136,171		95,181		249,501		174,639
Total operating expenses		169,675		95,619		308,285		176,439

(Loss)/Income from operations		(130,670)		(90,379)		(237,560)		(186,601)

Non-operating income(expense)
Interest income		3		3		7		6
Interest expenses		(1,095)		(1,287)		(1,605)		(2,237)
Other income		5,973		72,577		7,457		163,201
Other expense		-		(11,030)		(21)		(27,877)

(Loss)/Income before income taxes		(125,789)		(30,116)		(231,722)		(53,508)
Income taxes	12	-		-		-		-

Net (loss)/income from continuing operations		(125,789)		(30,116)		(231,722)		(53,508)
Net (loss)/income from discontinued operations (Note 15)		-		(3,565)		-		(3,565)
Non-controlling interest		-		-		-		-
Net (loss)/income attributable to the Company		(125,789)		(33,681)		(231,722)		(57,073)

Foreign currency translation adjustment		(6,480)		(2,657)		(4,727)		(12,563)

Comprehensive (Loss)/Income		(132,269)		(36,338)		(236,449)		(69,636)

Loss per share of common stock	10
Basic and diluted
Continuing operations		(0.078	)cents	(0.019	)cents	(0.144	)cents	(0.033	)cents
Discontinued operations		-		(0.002	)cents	-		(0.002	)cents

Weighted average number of common shares outstanding – basic and diluted		160,790,000		160,790,000		160,790,000		160,790,000

See accompanying notes to unaudited consolidated financial statements

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’DEFICIT AND COMPREHENSIVE INCOME

(UNAUDITED)

	Number of common shares outstanding	Amount	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficits	Total stockholders’ equity/ (deficit)

Balance, January 1, 2020	160,790,000	$160,790	(282,209)	(51,172)	(6,741,932)	$(6,914,523)
Net loss	-	-	-	-	(23,392)	(23,392)
Foreign currency translation adjustment	-	-	-	(9,906)	-	(9,906)

Balance, March 31, 2020	160,790,000	$160,790	(282,209)	(61,078)	(6,765,324)	$(6,947,821)
Net loss	-	-	-	-	(33,681)	(33,681)
Foreign currency translation adjustment	-	-	-	(2,657)	-	(2,657)

Balance, June 30, 2020	160,790,000	$160,790	(282,209)	(63,735)	(6,799,005)	$(6,984,159)

Balance, January 1, 2021	160,790,000	$160,790	(282,209)	(155,163)	(7,137,959)	$(7,414,541)
Net loss	-	-	-	-	(105,933)	(105,933)
Foreign currency translation adjustment	-	-	-	1,753	-	1,753

Balance, March 31, 2021	160,790,000	$160,790	(282,209)	(153,410)	(7,243,892)	$(7,518,721)
Net loss	-	-	-	-	(125,789)	(125,789)
Foreign currency translation adjustment	-	-	-	(6,480)	-	(6,480)

Balance, June 30, 2021	160,790,000	$160,790	(282,209)	(159,890)	(7,369,681)	$(7,650,990)

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six Months Ended June 30,
	2021	2020
Cash flows provided by (used in) continuing operating: activities:
Net loss	$(231,722)	$(53,508)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	72,021	62,696
Amortization of intangible assets	12,438	11,429
Allowance for doubtful accounts	-	-
Inventory provision reversal	(95,028)	(87,318)
Disposal gain of property, plant and equipment	-	(50,607)
Changes in assets and liabilities:
Accounts receivable	-	10,223
Inventories	93,357	72,703
Advances to suppliers	-	-
Other receivables	695	3,340
Restricted cash	(16)	(2)
Accounts payable	-	-
Advances from customer	-	1,817
Other payables	3,365	(5,375)
Other tax payables	5,950	5,633
Accrued payroll	(38)	(267)
Accrued expenses	24,728	(61,411)
Amount due to related parties	28,386	58,948
Net cash flows provided by (used in) operating activities	(85,864)	(31,699)
Cash flows provided by (used in) investing activities:
Proceeds from sale of property, plant and equipment	-	55,275
Net cash flows used for investing activities	-	55,275
Cash flows provided by (used in) financing activities:
Amounts due to shareholder	198,002	(1,715)
Net cash flows provided by (used in) financing activities	198,002	(1,715)
Net increase (decrease) in cash from continuing operations:	112,138	21,861

Cash flows provided by (used in) discontinued operating activities:
Net cash provided by (used in) investing activities of discontinued operations	-	(3,655)
Net cash flows provided by discontinued operations	-	(3,655)

Net increase (decrease) in cash and cash equivalents	112,138	18,296
Effect of foreign currency translation	(23)	2,243
Cash – beginning of period	26,734	61,747
Cash – end of period	$138,849	$82,286
Supplemental disclosures of cash flow information:
Interest paid	$1,095	$1,287
Income taxes	$-	$-

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

Below is a table with foreign exchange rates used for translation:

For the six months and year ended, (Average Rate)	Jun 30, 2021		Dec 31, 2020		Jun 30, 2020
Chinese Renminbi (RMB)	RMB	6.47144	RMB	6.89826	RMB	7.04289
United States dollar ($)		$1.00000		$1.00000		$1.00000

As of (Closing Rate)	Jun 30, 2021		Dec 31, 2020		Jun 30, 2020
Chinese Renminbi (RMB)	RMB	6.45771	RMB	6.52825	RMB	7.06646
United States dollar ($)		$1.00000		$1.00000		$1.00000

For the six months and year ended, (Average Rate)	Jun 30, 2021		Dec 31, 2020		Jun 30, 2020
Hong Kong (HKD)	HKD	7.76120	HKD	7.75599	HKD	7.77063
United States dollar ($)		$1.00000		$1.00000		$1.00000

As of (Closing Rate)	Jun 30, 2021		Dec 31, 2020		Jun 30, 2020
Hong Kong (HKD)	HKD	7.76410	HKD	7.75230	HKD	7.75120
United States dollar ($)		$1.00000		$1.00000		$1.00000
For the six months and year ended, (Average Rate)	Jun 30, 2021		Dec 31, 2020		Jun 30, 2020
Hong Kong (HKD)	HKD	1.19930	HKD	1.12434	HKD	1.10333
Chinese Renminbi (RMB)		$1.00000		$1.00000		$1.00000

As of (Closing Rate)	Jun 30, 2021		Dec 31, 2020		Jun 30, 2020
Hong Kong (HKD)	HKD	1.20230	HKD	1.18750	HKD	1.09690
Chinese Renminbi (RMB)		$1.00000		$1.00000		$1.00000

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

During the six months ended June 30, 2021 and 2020, the provision of sales return were $Nil respectively.

Cost of Goods Sold

Cost of goods sold includes the cost of materials, labor, and relevant manufacturing expenses.

Selling Expenses

Selling expenses include packaging and shipping costs, as well as advertising and certain expenses associated with operating the Company’s corporate headquarters.

Advertising Costs

The Company expensed all advertising costs as incurred. Advertising expense, net of reimbursement from suppliers, amounted to $Nil and $Nil for the six months ended June 30, 2021 and 2020 respectively. Advertising expense is included in selling expense and general and administrative expenses in the accompanying consolidated statements of income.

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

The Company did not have a lease that met the criteria of a capital lease. Leases that do not qualify as a capital lease are classified as an operating lease. Operating lease rental expenses included in selling, general and administrative expenses for the six months ended June 30, 2021 and 2020 were $Nil and $Nil respectively.

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

During the six months ended June 30, 2021 and year ended December 31, 2020, the provision of doubtful debts were $Nil and $Nil respectively.

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

During the six months ended June 30, 2021 and year ended December 31, 2020, the provision of inventory reversal were $95,028 and $89,148 respectively.

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

The Company performed an annual impairment test as of the fiscal year ended December 31, 2020, and a quarter review as of the period ended June 30, 2021, and determined that the impairment loss in the amount of $Nil and $Nil were recorded respectively.

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

Cash and Concentration of Credit Risk

The Company maintains cash in bank deposit accounts in Hong Kong and PRC, and considers all highly liquid investments purchased with original maturities of six months or less to be cash equivalents. The Company performs ongoing evaluations of the institution to limit its concentration risk exposure.

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

The total amounts for such employee benefits which were expensed were $2,072 and $514 for the six months ended June 30, 2021 and 2020 respectively.

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

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. GOING CONCERN

As of June 30, 2021 and December 31, 2020, the Company has an accumulated deficit of $7,369,681 and $7,137,959 respectively, and its current liabilities exceed its current assets resulting in negative working capital of $10,584,433 and $10,399,991 respectively. In view of the matters described above, recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company’s ability to raise additional financing and to succeed in its future operations. The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors and/or stockholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4. OTHER RECEIVABLES

Other receivables consisted of the following:

	June 30, 2021	December 31, 2020
	(unaudited)	(audited)
Deposits	$107,981	$106,815
Prepaid expenses	1,035	2,479
Advance to employee	13,543	12,631

Less: Allowance for doubtful debts	(121,414)	(120,103)

Total	$1,145	$1,822

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	June 30, 2021	December 31, 2020
	(unaudited)	(audited)
Buildings	$3,061,270	$3,028,189
Machinery & equipment	-	-
Office equipment	65,737	65,041
Motor vehicles	70,721	69,956

Total property, plant and equipment	3,197,728	3,163,186
Less: accumulated depreciation and impairment charges	(1,083,653)	(1,000,562)

Total property, plant and equipment, net	$2,114,075	$2,162,624

The depreciation expenses for the six months ended June 30, 2021 and 2020 were $72,021 and $62,696 respectively.

The depreciation expenses for the three months ended June 30, 2021 and 2020 were $36,060 and $28,962 respectively.

NOTE 6. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30, 2021	December 31, 2020
	(unaudited)	(audited)
Land use rights	$1,246,480	$1,233,010
Software system	1,360	1,344
Less – accumulated amortization	(429,318)	(412,348)

Total intangible assets, net	$818,522	$822,006

The amortization expenses of land use rights and software systems for the six months ended June 30, 2021 and 2020 were $12,438 and $11,429 respectively.

The amortization expenses of land use rights and software systems for the three months ended June 30, 2021 and 2020 were $6,230 and $5,664 respectively.

Future amortization of land use rights and software systems is as follows:

Years ending December 31,	Amount
2021	$12,438
2022	24,877
2023	24,877
2024	24,877
2025	24,877
Thereafter	706,576

Total	$818,522

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. INVENTORIES

Inventories consisted of the following:

	June 30, 2021	December 31, 2020
	(unaudited)	(audited)
Raw material	$48,178	$47,657
Finished goods	1,674	-
Goods on consignment	22,295	23,528
Less: Provision of inventory	(70,473)	(71,185)

Inventories, net	$1,674	$-

NOTE 8. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Sales:

Customer	As at June 30, 2021		As at December 31, 2020
A	$112,054	77%	$29,743	34%
B	25,849	18%	18,555	21%
C	6,786	5%	9,278	11%
D	-	-%	7,944	9%
E	-	-%	5,219	6%
Total	$144,689	100%	$70,739	81%

Purchases:

Supplier	As at June 30, 2021		As at December 31, 2020
AA	$71,890	100%	$37,302	100%
BB	-	-%	-	-%
CC	-	-%	-	-%
DD	-	-%	-	-%
EE	-	-%	-	-%
Total	$71,890	100%	$37,302	100%

NOTE 9. OTHER PAYABLES

Other payables consisted of the following:

	June 30, 2021	December 31, 2020
	(unaudited)	(audited)
Amount due to third parties	247,766	245,088
Payables to employees	1,981	1,960
Miscellaneous	$11,558	$8,097

Total other payables	$261,305	$255,145

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

The following table sets forth the computation of basic and diluted net income per common share:

Period ended June 30,	June 30, 2021		June 30, 2020
	(unaudited)		(unaudited)
Net loss attributable to ordinary shareholders for computing basic net loss per ordinary share
-Continuing	$(231,722)		$(53,508)
-Discontinued	$-		$(3,565)
Weighted-average shares of common stock outstanding in computing net loss per common stock
Basic	160,790,000		160,790,000
Diluted	160,790,000		160,790,000
Basic and Diluted loss per share of common stock-
-Continuing	(0.144	)cents)	(0.033	)cents
-Discontinued	-		(0.002	)cents

NOTE 11. AMOUNT DUE FROM / TO RELATED PARTIES

Key management compensation

The Company incurred the following compensation with key management personnel, which are defined by ASC 850, Related Party Disclosures, as those persons having authority and responsibility for planning, directing and controlling the activities of the Company, including directors and management.

	June 30, 2021	December 31, 2020
	(unaudited)	(audited)
Salaries and wages - Lo Kwok Leung	$1,674	$21,661
Director fees - Lam Ching Wan, William	23,194	46,416
Director fees - Ma Wai Kin	15,463	30,944
Director fees - Leung Kwong Tak	16,236	18,965

Total salaries and director fees	$56,567	$117,986

Related party transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. Balances and transactions between the Company and its subsidiary have been eliminated on consolidation and are not disclosed in this note.

Related party balances included in the statement of financial position are all non-interest bearing, unsecured and due on demand.

The details for amount due to related parties were as follows:

Amount as at	June 30, 2021	December 31, 2020
	(unaudited)	(audited)
Holmsun Capital Limited (a) (b)	5,772,837	5,745,866
	$5,772,837	$5,745,866

(a)	Common director, LEUNG Kwong Tak of operating subsidiary Lutu International Biotechnology Limited
(b)	Common shareholder, LEUNG Kwong Tak of operating subsidiary Lutu International Biotechnology Limited

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. INCOME TAXES

The Company and its subsidiaries have no operation in United States, Cayman Islands and British Virgin Islands, and are not subject to any domestic income tax. Therefore, no domestic income tax of United States, Cayman Islands and British Virgin Islands are paid in the quarter ended June 30, 2021 and year ended December 31, 2020.

Hong Kong Prolific Mineral Resources Holdings Limited was incorporated in Hong Kong and is subjected to Hong Kong profits tax rate of 16.5% for the six months ended June 30, 2021 and 2020. Income tax (reversal) expense amounted to $Nil for the quarter ended June 30, 2021 and year ended December 31, 2020.

A reconciliation of the provision for income taxes with amounts determined by applying the Hong Kong profit rate of 16.5% to income before income taxes is as follows:

	June 30, 2021	December 31, 2020
	(unaudited)	(audited)
Profit (Loss) before income tax	$(111,547)	$(270,342)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable loss	$(111,547)	$(270,342)
Hong Kong Profits Tax rate	16.5%	16.5%
Current tax credit	$18,405	$44,606
Less: Valuation allowance	(18,405)	(44,606)

No deferred tax has been provided as there are no material temporary differences arising during the quarter ended June 30, 2021 and year ended December 31, 2020.

Shanxi Green Biotechnology Industry Company Limited was incorporated in the PRC and are subjected to income taxes under the current laws of the PRC. The EIT rate of PRC was 25% for the quarter ended June 30, 2021 and year ended December 31, 2020.

Profit (loss) before income tax of $ (120,123) and $(125,782) for the quarter ended June 30, 2021 and year ended December 31, 2020 respectively, were attributed to operations in China. The income tax expenses consisted of the following:

	June 30, 2021	December 31, 2020
	(unaudited)	(audited)
Profit (Loss) before income tax	$(120,123)	$(125,782)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable profit (loss)	$(120,123)	$(125,782)
China Enterprise Income Tax rate	25%	25.0%
Current tax credit(debit)	$30,031	$31,446
Less: Valuation allowance	(30,031)	(31,446)

No deferred tax has been provided as there are no material temporary differences arising during the quarter ended June 30, 2021 and year ended December 31, 2020.

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. SEGMENT INFORMATION

FASB Accounting Standard Codification Topic 280 (ASC 280) “Segment Reporting” establishes standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance.

In the quarter ended June 30, 2021 and year ended December 31, 2020, the Company is regarded as a single operating segment, being engaged in the manufacturing of bio-fertilizer. This principal activity and geographical market are substantially based in China, accordingly, no operating or geographical segment information are presented.

NOTE 14. COMPREHENSIVE INCOME

Total comprehensive income includes, in addition to net income, changes in equity that are excluded from the consolidated statements of income and are recorded directly into a separate section of shareholders’ equity on the consolidated balance sheets. Comprehensive income and its components consist of the following:

Period and Year Ended	June 30, 2021	December 31, 2020
	(unaudited)	(audited)
Net loss	$(231,722)	$(396,027)
Other comprehensive income, net of tax
Foreign currency translation adjustment	(4,727)	(103,991)

Comprehensive loss	$(236,449)	$(500,018)

NOTE 15. discontinued operations

On September 26, 2019, the Company has resolved to discontinue the operation of the subsidiary company, Shenzhen Qianhai Lutu Supply Chain Management Company Limited. On September 26, 2019 and onwards, any operation from Shenzhen Qianhai Lutu Supply Chain Management Company Limited has been classified as discontinued operations on the statement of operations. Previous period’s operation has been similarly classified for comparative purposes. A breakdown of discontinued operation for the six months ending June 30, 2021 and 2020 is as follows:

Six Months Ended June 30	2021		2020

Operating expenses	$		$
Selling expenses		-		-
General and administrative expenses		-		-
Loss from operations		-		-
Non-operating income (expense)				-
Interest income		-		-
Interest expense		-		-
Other income		-		-
Other expense		-		-
Loss on deregister of subsidiary		-		(3,565)
Loss before income taxes		-		(3,565)
Income tax		-		-
Net loss		$-		$(3,565)

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

For the relevant interest of RMB 513,100 claimed by the Plaintiff, according to the company’s lawyer, there is no evidence showing that it is more likely than not that the Company will be liable for the said interest. Hence, no provision was made as at June 30, 2021.

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

Management has evaluated all activities and concluded that there were no other subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements except for the disclosures in Note 16 and the mentioned above matters.

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

Result of Operations for the Three months ended June 30, 2021 and 2020

Revenue was $80,216 for the three months ended June 30, 2021 (“Q2”), increased by $53,129, or 196.1% from $27,087 for the three months ended June 30, 2020 (“Comparable Quarter”). The increase in revenue during the Q1 as compared to the Comparable Quarter was due to the unit sale price was increasing and became much more expensive in Q2.

Cost of sales was increased by $19,364, or 88.6% from $21,847 in the Comparable Quarter to $41,211 in Q2. The increase was corresponding with the increase in the sales revenue. In terms of percentage of revenue, cost of sales was 51.4% in Q2 as compared to 80.7% in the Comparable Quarter.

Gross profit was increased by $33,765, or 644.4% from $5,240 in the Comparable Quarter to $39,005 in Q2. In terms of percentage of revenue, the gross profit percentage was increased to 48.6% for Q2 as compared to 19.3% for the Comparable Quarter. The increase of gross profit was primarily due to the significant rise in the unit sales price.

Selling expenses were increased by $33,066 or 7549.3% from $438 for the Comparable Quarter to $33,504 in Q2. In terms of percentage of revenue, the rates were 41.8% in Q2 compared to 1.6% in the Comparable Quarter. The increase is primarily due to the increase of sales commission expenses to stimulate the sale activities.

General and administrative expenses were increased by $40,990, or 43.1% from $95,181 for the Comparable Quarter to $136,171 for Q2. The increase is primarily due to the increment in salary and professional fee in Q2.

The following is a summary of general and administrative expenses for the three months ended June 30, 2021, and 2020.

	June 30, 2021	June 30, 2020	Difference
	Unaudited	Unaudited
Consulting fees	$4,624	$2,955	$1,669
Salary and payroll expenses	40,434	18,508	21,926
Professional fees	22,023	12,427	9,596
Travel and entertainment	3,631	4,176	(545)
Depreciation and amortization	42,296	38,902	3,394
Other	23,163	18,213	4,950
	$136,171	$95,181	$40,990

Consulting fees were increased by $1,669, or 56.5%, from $2,955 in Comparable Quarter to $4,624 in Q2.

Our salary and payroll expenses were increased by $21,926 or 118.5%, to $40,434 in Q2, as compared to $18,508 in the Comparable Quarter. We anticipate that salary and wages on payroll expenses will rise in future periods as it becomes necessary to increase our staff in order to enhance our management quality for the listing requirement and to increase our production activities.

Professional fees were increased by $9,596, from $12,427 in Comparable Quarter to $22,023 in Q2. The increase of professional fees was due to the engagement of more independent professionals such as international lawyers.

Travel and entertainment expenses were decreased by $545, or 13.1%, from $4,176 in Comparable Quarter to $3,631 in Q2. The decrease of travel and entertainment expenses was due to the reduction of project-based travelling activities.

Depreciation and amortization expenses were increased by $3,394, or 8.7%, from $38,902 in Comparable Quarter to $42,296 in Q2.

Other expenses include items such as office expenses, software related costs, telephone and a variety of other miscellaneous expenses. None of these expenses alone changed significantly except property tax and land use tax, as the difference was $4,950, or 27.2% increase from $18,213 in Comparable Quarter to $23,163 in Q2.

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

Our loss from operations was increased by $40,291 or 44.6%, to negative $130,670 in Q2, from negative $90,379 in Comparable Quarter.

Non-operating income (expenses) was decreased by $55,382, or 91.9%, to income of $4,881 in Q2, from income of $60,263 in Comparable Quarter, of which mainly due to the decrease of other income by $66,604 from $72,577 in Comparable Quarter to $5,973 in Q2.

The net loss attributed to the Company was increased by $92,108, or 273.5% to negative $125,789 in Q2, as compared to negative $33,681 in Comparable Quarter.

Result of Operations for the Six months ended June 30, 2021 and 2020

Revenue was increased by $77,818, or 116.4% from $66,871, in the six months ended June 30, 2020 (the “Six-Month Comparable Period”) to $144,689 in the six months ended June 30, 2021 (the “First Half Year of FY2021”). The increase in revenue during the First Half Year of FY2021 as compared to the Six Month-Comparable Period was due to the was due to the unit sale price was increasing and became much more expensive in the First Half Year of FY2021.

Cost of sales was decreased by $3,069, or 4.0% from $77,033 in the Six Month-Comparable Period to $73,964 in the First Half Year of FY2021. The decrease mainly was due to the decrease in sales volumes which were 372 tonnes in the Six Month-Comparable Period decreased to 291 tonnes in the First Half Year of FY2021 while the unit cost increased from around $207 to $254 per tonnes. In terms of percentage of revenue, cost of sales was 51.1% in the First Half Year of FY2021 as compared to 115.2% in the Six Month-Comparable Period.

Gross profit was increased by $80,887, or 796.0% from negative $10,162 in the Six Month-Comparable Period to $70,725 in the First Half Year of FY2021. In terms of percentage of revenue, the gross profit percentage was increased to 48.9% for the First Half Year of FY2021 as compared to negative 15.2% for the Six Month-Comparable Period. The increase of gross profit was primarily due to the significant rise in the unit sales price.

Selling expenses were increased by $56,984, or 3165.8%, to $58,784 in the First Half Year of FY2021 from $1,800 in the Six Month-Comparable Period. In terms of percentage of revenue, the rates were 40.6% in the First Half Year of FY2021 compared to 2.7% in the Six Month-Comparable Period. The increase is primarily due to the increase of sales commission expenses to stimulate the sale activities.

General and administrative expenses were increased by $74,862, or 42.9% to $249,501 in the First Half Year of FY2021 from $174,639 in the Six Month-Comparable Period. The increase is primarily due to the increase of salary and payroll expenses and professional fees from $52,954 in the Six Month-Comparable Period to $122,398 in the First Half Year of FY2021.

The following is a summary of general and administrative expenses for the six months ended June 30, 2021, and 2020.

	June 30, 2021	June 30, 2020	Difference
	Unaudited	Unaudited
Consulting fees	$9,254	$7,576	$1,678
Salary and payroll expenses	79,296	34,327	44,969
Professional fees	43,102	18,627	24,475
Travel and entertainment	5,686	10,020	(4,334)
Depreciation and amortization	84,465	78,401	6,064
Other	27,698	25,688	2,010
	$249,501	$174,639	$74,862

Consulting fees were increased by $1,678, or 22.1%, from $7,576 in the Six Month-Comparable Period to $9,254 in the First Half Year of FY2021.

Our salary and payroll expenses were increased by $44,969 or 131.0%, to $79,296 in the First Half Year of FY2021, as compared to $34,327 in the Six Month-Comparable Period. We anticipate that salary and wages on payroll expenses will rise in future periods as it becomes necessary to increase our staff in order to enhance our management quality for the listing requirement and to increase our production activities.

Professional fees were increased by $24,475, from $18,627 in the Six Month-Comparable Period to $43,102 in the First Half Year of FY2021. The increase of professional fees was due to the engagement of more independent professionals such as international lawyers.

Travel and entertainment expenses were decreased by $4,334, or 43.3%, from $10,020 in the Six Month-Comparable Period to $5,686 in the First Half Year of FY2021. The decrease of travel and entertainment expenses was due to the reduction of business reception cost.

Depreciation and amortization expenses were increased by $6,064, or 7.7%, from $78,401 in the Six Month-Comparable Period to $84,465 in the First Half Year of FY2021.

Other expenses include items such as office expenses, software related costs, telephone and a variety of other miscellaneous expenses. None of these expenses alone changed significantly except property tax and land use tax, as the difference was $2,010, or 7.8% increase from $25,688 in the Six Month-Comparable Period to $27,698 in the First Half Year of FY2021.

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

Our loss from operations was increased by $50,959 or 27.3%, to negative $237,560 in the First Half Year of FY2021, from negative $186,601 in the Six Month-Comparable Period.

Non-operating income (expenses) was decreased by $127,255, or 95.6%, to income of $5,838 in the First Half Year of FY2021, from income of $133,093 in the Six Month-Comparable Period, of which mainly due to the decrease of other income by $155,744 from $163,201 in the Six Month-Comparable Period to $7,457 in the First Half Year of FY2021.

The net loss attributed to the Company was increased by $174,649, or 306.0% to negative $231,722 in the First Half Year of FY2021, as compared to negative $57,073 in the Six Month-Comparable Period.

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

Working capital

At June 30, 2021, we had a working capital deficit of $10,584,433, as compared to a working capital deficit of $10,399,991 at December 31, 2020. Of the working capital deficit at June 30, 2021, $10,134,437 was amount due to related parties and shareholder. Excluding the amounts due to related parties and shareholder, we would have had a negative working capital of $449,996 at June 30, 2021. As comparison, for the working capital deficit at December 31, 2020, $9,873,574 was amount due to related parties and holding. Excluding the amounts due to related parties and holding company, we would have had a negative working capital of $526,417 at December 31, 2020. The amounts due to related parties and shareholder are unsecured, interest free and repayable on demand.

Operating activities

During the six months ended June 30, 2021, operating activities used cash in operations of $85,864, and for the comparable year ended June 30, 2020, operating activities used cash in operations of $31,699. The use of cash in operating activities for the six months ended June 30, 2021 was mainly derived from a net loss of $231,722 with non-cash items of $84,459 ($72,021 plus $12,438) in depreciation and amortization, negative $95,028 in inventory provision reversal; moreover, there was an increased in cash of $93,357 in inventory; an increased in cash of $24,728 in accrued expenses and an increase in cash of $28,386 in amount due to related parties, an increase in cash of $9,315 in other payables and other tax payables. As comparison, the use of cash in operating activities for the six months ended June 30, 2020 was mainly derived from a net loss of $53,508 with a non-cash item of $74,125($62,696 plus $11,429) in depreciation and amortization; negative $50,607 in disposal gain of property, plant and equipment , negative $87,318 in reversal inventory provision; moreover, there was an increase of $10,223 in accounts receivables; an increase of $72,703 in inventories; an increase of $3,340 in another receivables; an increase of $5,633 in other tax payables; an increase of $58,948 in amount due to related parties; which were offset by a decrease of $5,375 in other payables and a decrease of $61,411 in accrued expenses.

Investing Activities

During the six months ended June 30, 2021, investing activities provided $Nil of cash; and for comparable six months ended June 30, 2020, investing activities provided $55,275 of cash in proceeds from sale of property, plant and equipment.

Financing Activities:

During the six months ended June 30, 2021, financing activities provided cash of $198,002; and for comparable six months ended June 30, 2020 financing activities used cash of $1,715. The change of cash provided by financing activities was derived from the changes in the amounts due to our shareholder.

As at June 30, 2021, net cash and cash equivalents balance was $138,849 as compared to balance $26,734 as at December 31, 2020.

As at June 30, 2021, stockholder’s equity was negative $7,650,990, compared to a negative equity of $7,414,541 at December 31, 2020.

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

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a growing business; and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to the shareholdings of our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

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

Going Concern

The independent auditors' report accompanying our December 31, 2020 audited financial statements filed in Form 10-K on September 21, 2021 contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted by an officer under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six months period ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For the relevant interest of RMB513,100 claimed by the Plaintiff, according to the company’s lawyer, there is no evidence showing that it is more likely than not that the Company will be liable for the said interest. Hence, no provision was made as at June 30, 2021.

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

GREEN VISION BIOTECHNOLOGY CORP.

Date: September 27, 2021	By:	/s/ William Ching Wan Lam
William Ching Wan Lam
Chief Executive Officer

Date: September 27, 2021	By:	/s/ Kwok Leung Lo
Kwok Leung Lo
Chief Financial Officer

