Form 10-Q
period 2021-09-30
GREEN VISION BIOTECHNOLOGY CORP.
filed 2021-11-10
CIK 1571804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☒     No ☐

No market value has been computed as of September 30, 2021 based upon the fact that no active trading market has been established.

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the most practicable date: As of November 10, 2021, there were 160,790,000 shares of Common Stock of the issuer outstanding.

PART I. FINANCIAL INFORMATION

ITEM: 1 FINANCIAL STATEMENTS

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Note	September 30, 2021	December 31, 2020
ASSETS		(Unaudited)	(Audited)
Cash and cash equivalents		$33,253	$26,734
Accounts receivable, net of allowance for doubtful accounts		-	-
Inventories, net	7	2,699	-
Advance to suppliers		22,643	22,364
Other receivables	4	420	1,822
Total current assets		59,015	50,920

Property, plant and equipment, net	5	2,081,149	2,162,624
Construction in progress		-	-
Intangible assets	6	813,518	822,006
Long term lease prepayment		-	-
Restricted cash		762	820
Total non-current assets		2,895,429	2,985,450
TOTAL ASSETS		$2,954,444	$3,036,370

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable		$27,612	$27,272
Advances from customer		16	15
Accrued expenses		249,800	275,832
Accrued payroll		13,357	13,194
Other payables	9	263,340	255,145
Other tax payables		11,904	5,879
Amount due to related parties	11	5,779,162	5,745,866
Amount due to shareholder		4,365,015	4,127,708
Total current liabilities		10,710,206	10,450,911
TOTAL LIABILITIES		$10,710,206	$10,450,911

Stockholders’ equity
Common stock, $0.001 par value per share, authorized 750,000,000 and 750,000,000 shares, issued and outstanding 160,790,000 shares at September 30, 2021, and December 31, 2020 respectively		160,790	160,790
Additional paid-in capital		(282,209)	(282,209)
Accumulated other comprehensive loss		(145,071))	(155,163)
Accumulated deficit		(7,489,272)	(7,137,959)
TOTAL STOCKHOLDERS’ DEFICIT		(7,755,762)	(7,414,541)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$2,954,444	$3,036,370

See accompanying notes to unaudited consolidated financial statements

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Note	Three Months Ended Sept 30, 2021	Three Months Ended Sept 30, 2020	Nine Months Ended Sept 30, 2021	Nine Months Ended Sept 30, 2020
			$		$
Continuing operations		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue, net		-	9,251	144,689	76,122
Cost of goods sold		-	7,439	73,964	84,472
Gross profit		-	1,812	70,725	(8,350)

Operating expenses
Selling expenses		-	463	58,784	2,263
General and Administrative expenses		117,768	84,054	367,269	258,693
Total operating expenses		117,768	84,517	426,053	260,956

(Loss)/Income from operations		(117,768)	(82,705)	(355,328)	(269,306)

Non-operating income(expense)
Interest income		2	1	9	7
Interest expenses		(1,835)	(1,513)	(3,440)	(3,750)
Other income		10	-	7,467	163,201
Other expense		-	(1,153)	(21)	(29,030)

(Loss)/Income before income taxes		(119,591)	(85,370)	(351,313)	(138,878)
Income taxes	12	-	-	-	-

Net (loss)/income from continuing operations		(119,591)	(85,370)	(351,313)	(138,878)
Net (loss)/income from discontinued operations (Note 15)		-	-	-	(3,565)
Non-controlling interest		-	-	-	-
Net (loss)/income attributable to the Company		(119,591)	(85,370)	(351,313)	(142,443)

Foreign currency translation adjustment		14,819	(44,286)	10,092	(56,849)

Comprehensive (Loss)/Income		(104,772)	(129,656)	(341,221)	(199,292)

Loss per share of common stock	10
Basic and diluted
Continuing operations		(0.074)cents	(0.053)cents	(0.218)cents	(0.086)cents
Discontinued operations		-	-	-	(0.002)cents

Weighted average number of common shares outstanding – basic and diluted		160,790,000	160,790,000	160,790,000	160,790,000

See accompanying notes to unaudited consolidated financial statements

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’DEFICIT AND COMPREHENSIVE INCOME

(UNAUDITED)

	Number of common shares outstanding	Amount	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficits	Total stockholders’ equity/ (deficit)

Balance, January 1, 2020	160,790,000	$160,790	(282,209)	(51,172)	(6,741,932)	$(6,914,523)
Net loss	-	-	-	-	(23,392)	(23,392)
Foreign currency translation adjustment	-	-	-	(9,906)	-	(9,906)

Balance, March 31, 2020	160,790,000	$160,790	(282,209)	(61,078)	(6,765,324)	$(6,947,821)
Net loss	-	-	-	-	(33,681)	(33,681)
Foreign currency translation adjustment	-	-	-	(2,657)	-	(2,657)

Balance, June 30, 2020	160,790,000	$160,790	(282,209)	(63,735)	(6,799,005)	$(6,984,159)
Net loss	-	-	-	-	(85,370)	(85,370)
Foreign currency translation adjustment	-	-	-	(44,286)	-	(44,286)

Balance, September 30, 2020	160,790,000	$160,790	(282,209)	(108,021)	(6,884,375)	$(7,113,815)

Balance, January 1, 2021	160,790,000	$160,790	(282,209)	(155,163)	(7,137,959)	$(7,414,541)
Net loss	-	-	-	-	(105,933)	(105,933)
Foreign currency translation adjustment	-	-	-	1,753	-	1,753

Balance, March 31, 2021	160,790,000	$160,790	(282,209)	(153,410)	(7,243,892)	$(7,518,721)
Net loss	-	-	-	-	(125,789)	(125,789)
Foreign currency translation adjustment	-	-	-	(6,480)	-	(6,480)

Balance, June 30, 2021	160,790,000	$160,790	(282,209)	(159,890)	(7,369,681)	$(7,650,990)
Net loss	-	-	-	-	(119,591)	(119,591)
Foreign currency translation adjustment	-	-	-	14,819	-	14,819

Balance, September 30, 2021	160,790,000	$160,790	(282,209)	(145,071)	(7,489,272)	$(7,755,762)

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Nine Months Ended September 30,
	2021	2020
Cash flows provided by (used in) continuing operating: activities:
Net loss	$(351,313)	$(138,878)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	108,017	96,792
Amortization of intangible assets	18,658	17,261
Allowance for doubtful accounts	-	-
Inventory provision reversal	(95,030)	(87,915)
Disposal gain of property, plant and equipment	-	(50,953)
Changes in assets and liabilities:
Accounts receivable	-	10,293
Inventories	92,340	80,558
Advances to suppliers	-	-
Other receivables	1,420	1,900
Restricted cash	69	1,572
Accounts payable	-	-
Advances from customer	-	-
Other payables	4,999	(5,497)
Other tax payables	5,931	(410)
Accrued payroll	(2)	125
Accrued expenses	(25,031)	(54,326)
Amount due to related parties	47,836	78,284
Net cash flows provided by (used in) operating activities	(192,106)	(51,194)
Cash flows provided by (used in) investing activities:
Proceeds from sale of property, plant and equipment	-	55,653
Net cash flows used for investing activities	-	55,653
Cash flows provided by (used in) financing activities:
Amounts due to shareholder	198,698	(7,612)
Net cash flows provided by (used in) financing activities	198,698	(7,612)
Net increase (decrease) in cash from continuing operations:	6,592	(3,153)

Cash flows provided by (used in) discontinued operating activities:
Net cash provided by (used in) investing activities of discontinued operations	-	(3,565)
Net cash flows provided by discontinued operations	-	(3,565)

Net increase (decrease) in cash and cash equivalents	6,592	(6,718)
Effect of foreign currency translation	(73)	2,922
Cash – beginning of period	26,734	61,747
Cash – end of period	$33,253	$57,951
Supplemental disclosures of cash flow information:
Interest paid	$1,835	$3,750
Income taxes	$-	$-

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

Below is a table with foreign exchange rates used for translation:

For the nine months and year ended, (Average Rate)	Sept 30, 2021		Dec 31, 2020		Sept 30, 2020
Chinese Renminbi (RMB)	RMB	6.47134	RMB	6.89826	RMB	6.99501
United States dollar ($)		$1.00000		$1.00000		$1.00000

As of (Closing Rate)	Sept 30, 2021		Dec 31, 2020		Sept 30, 2020
Chinese Renminbi (RMB)	RMB	6.44795	RMB	6.52825	RMB	6.79194
United States dollar ($)		$1.00000		$1.00000		$1.00000

For the nine months and year ended, (Average Rate)	Sept 30, 2021		Dec 31, 2020		Sept 30, 2020
Hong Kong (HKD)	HKD	7.76690	HKD	7.75599	HKD	7.75747
United States dollar ($)		$1.00000		$1.00000		$1.00000

As of (Closing Rate)	Sept 30, 2021		Dec 31, 2020		Sept 30, 2020
Hong Kong (HKD)	HKD	7.78590	HKD	7.75230	HKD	7.74960
United States dollar ($)		$1.00000		$1.00000		$1.00000
For the nine months and year ended, (Average Rate)	Sept 30, 2021		Dec 31, 2020		Sept 30, 2020
Hong Kong (HKD)	HKD	1.20020	HKD	1.12434	HKD	1.10900
Chinese Renminbi (RMB)		$1.00000		$1.00000		$1.00000

As of (Closing Rate)	Sept 30, 2021		Dec 31, 2020		Sept 30, 2020
Hong Kong (HKD)	HKD	1.20750	HKD	1.18750	HKD	1.14100
Chinese Renminbi (RMB)		$1.00000		$1.00000		$1.00000

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

During the nine months ended September 30, 2021 and 2020, the provision of sales return were $Nil respectively.

Cost of Goods Sold

Cost of goods sold includes the cost of materials, labor, and relevant manufacturing expenses.

Selling Expenses

Selling expenses include packaging and shipping costs, as well as advertising and certain expenses associated with operating the Company’s corporate headquarters.

Advertising Costs

The Company expensed all advertising costs as incurred. Advertising expense, net of reimbursement from suppliers, amounted to $Nil and $Nil for the nine months ended September 30, 2021 and 2020 respectively. Advertising expense is included in selling expense and general and administrative expenses in the accompanying consolidated statements of income.

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

The Company did not have a lease that met the criteria of a capital lease. Leases that do not qualify as a capital lease are classified as an operating lease. Operating lease rental expenses included in selling, general and administrative expenses for the nine months ended September 30, 2021 and 2020 were $Nil and $Nil respectively.

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

During the nine months ended September 30, 2021 and year ended December 31, 2020, the provision of doubtful debts were $Nil and $Nil respectively.

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

During the nine months ended September 30, 2021 and year ended December 31, 2020, the provision of inventory reversal were $95,030 and $89,148 respectively.

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

The Company performed an annual impairment test as of the fiscal year ended December 31, 2020, and a quarter review as of the period ended September 30, 2021, and determined that the impairment loss in the amount of $Nil and $Nil were recorded respectively.

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

Cash and Concentration of Credit Risk

The Company maintains cash in bank deposit accounts in Hong Kong and PRC, and considers all highly liquid investments purchased with original maturities of nine months or less to be cash equivalents. The Company performs ongoing evaluations of the institution to limit its concentration risk exposure.

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

The total amounts for such employee benefits which were expensed were $3,225 and $821 for the nine months ended September 30, 2021 and 2020 respectively.

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

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. GOING CONCERN

As of September 30, 2021 and December 31, 2020, the Company has an accumulated deficit of $7,489,272 and $7,137,959 respectively, and its current liabilities exceed its current assets resulting in negative working capital of $10,651,191 and $10,399,991 respectively. In view of the matters described above, recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company’s ability to raise additional financing and to succeed in its future operations. The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors and/or stockholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. OTHER RECEIVABLES

Other receivables consisted of the following:

	Sept 30, 2021	December 31, 2020
	(unaudited)	(audited)
Deposits	$108,145	$106,815
Prepaid expenses	1,085	2,479
Advance to employee	12,788	12,631

Less: Allowance for doubtful debts	(121,598)	(120,103)

Total	$420	$1,822

NOTE 5. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	Sept 30, 2021	December 31, 2020
	(unaudited)	(audited)
Buildings	$3,065,902	$3,028,189
Machinery & equipment	-	-
Office equipment	65,832	65,041
Motor vehicles	70,828	69,956

Total property, plant and equipment	3,202,562	3,163,186
Less: accumulated depreciation and impairment charges	(1,121,413)	(1,000,562)

Total property, plant and equipment, net	$2,081,149	$2,162,624

The depreciation expenses for the nine months ended September 30, 2021 and 2020 were $108,017 and $96,792 respectively.

The depreciation expenses for the three months ended September 30, 2021 and 2020 were $35,996 and $34,096 respectively.

NOTE 6. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	Sept 30, 2021	December 31, 2020
	(unaudited)	(audited)
Land use rights	$1,248,365	$1,233,010
Software system	1,362	1,344
Less – accumulated amortization	(436,209)	(412,348)

Total intangible assets, net	$813,518	$822,006

The amortization expenses of land use rights and software systems for the nine months ended September 30, 2021 and 2020 were $18,658 and $17,261 respectively.

The amortization expenses of land use rights and software systems for the three months ended September 30, 2021 and 2020 were $6,220 and $5,832 respectively.

Future amortization of land use rights and software systems is as follows:

Years ending December 31,	Amount
2021	$6,219
2022	24,877
2023	24,877
2024	24,877
2025	24,877
Thereafter	707,791

Total	$813,518

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. INVENTORIES

Inventories consisted of the following:

	Sept 30, 2021	December 31, 2020
	(unaudited)	(audited)
Raw material	$48,251	$47,657
Finished goods	1,677	-
Goods on consignment	23,351	23,528
Less: Provision of inventory	(70,580)	(71,185)

Inventories, net	$2,699	$-

NOTE 8. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Sales:

Customer	As at Sept 30, 2021		As at December 31, 2020
A	$112,054	77%	$29,743	34%
B	25,849	18%	18,555	21%
C	6,786	5%	9,278	11%
D	-	-%	7,944	9%
E	-	-%	5,219	6%
Total	$144,689	100%	$70,739	81%

Purchases:

Supplier	As at Sept 30, 2021		As at December 31, 2020
AA	$71,891	99%	$37,302	100%
BB	1,018	1%	-	-%
CC	-	-%	-	-%
DD	-	-%	-	-%
EE	-	-%	-	-%
Total	$72,909	100%	$37,302	100%

NOTE 9. OTHER PAYABLES

Other payables consisted of the following:

	Sept 30, 2021	December 31, 2020
	(unaudited)	(audited)
Amount due to third parties	248,139	245,088
Payables to employees	1,984	1,960
Miscellaneous	$13,217	$8,097

Total other payables	$263,340	$255,145

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

The following table sets forth the computation of basic and diluted net income per common share:

Period ended September 30,	Sept 30, 2021 (unaudited)		Sept 30, 2020 (unaudited)

Net loss attributable to ordinary shareholders for computing basic net loss per ordinary share
-Continuing	$(351,313)		$(138,878)
-Discontinued	$-		$(3,565)
Weighted-average shares of common stock outstanding in computing net loss per common stock
Basic	160,790,000		160,790,000
Diluted	160,790,000		160,790,000
Basic and Diluted loss per share of common stock-
-Continuing	(0.218	)cents	(0.086	)cents
-Discontinued	-		(0.002	)cents

NOTE 11. AMOUNT DUE FROM / TO RELATED PARTIES

Key management compensation

The Company incurred the following compensation with key management personnel, which are defined by ASC 850, Related Party Disclosures, as those persons having authority and responsibility for planning, directing and controlling the activities of the Company, including directors and management.

	Sept 30, 2021 (unaudited)	Dec 31, 2020 (audited)

Salaries and wages - Lo Kwok Leung	$6,688	$21,661
Director fees - Lam Ching Wan, William	34,765	46,416
Director fees - Ma Wai Kin	23,177	30,944
Director fees - Leung Kwong Tak	24,336	18,965

Total salaries and director fees	$88,966	$117,986

Related party transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. Balances and transactions between the Company and its subsidiary have been eliminated on consolidation and are not disclosed in this note.

Related party balances included in the statement of financial position are all non-interest bearing, unsecured and due on demand.

The details for amount due to related parties were as follows:

Amount as at	Sept 30, 2021	December 31,2020
	(unaudited)	(audited)
Holmsun Capital Limited (a) (b)	5,779,162	5,745,866
	$5,779,162	$5,745,866

(a)	Common director, LEUNG Kwong Tak of operating subsidiary Lutu International Biotechnology Limited
(b)	Common shareholder, LEUNG Kwong Tak of operating subsidiary Lutu International Biotechnology Limited

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. INCOME TAXES

The Company and its subsidiaries have no operation in United States, Cayman Islands and British Virgin Islands, and are not subject to any domestic income tax. Therefore, no domestic income tax of United States, Cayman Islands and British Virgin Islands are paid in the quarter ended September 30, 2021 and year ended December 31, 2020.

Hong Kong Prolific Mineral Resources Holdings Limited was incorporated in Hong Kong and is subjected to Hong Kong profits tax rate of 16.5% for the nine months ended September 30, 2021 and 2020. Income tax (reversal) expense amounted to $Nil for the quarter ended September 30, 2021 and year ended December 31, 2020.

A reconciliation of the provision for income taxes with amounts determined by applying the Hong Kong profit rate of 16.5% to income before income taxes is as follows:

	Sept 30, 2021	December 31, 2020
	(unaudited)	(audited)
Profit (Loss) before income tax	$(169,807)	$(270,342)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable loss	$(169,807)	$(270,342)
Hong Kong Profits Tax rate	16.5%	16.5%%
Current tax credit	$28,018	$44,606
Less: Valuation allowance	(28,018)	(44,606)
	$-	$-

No deferred tax has been provided as there are no material temporary differences arising during the quarter ended September 30, 2021 and year ended December 31, 2020.

Shanxi Green Biotechnology Industry Company Limited was incorporated in the PRC and are subjected to income taxes under the current laws of the PRC. The EIT rate of PRC was 25% for the quarter ended September 30, 2021 and year ended December 31, 2020.

Profit (loss) before income tax of $ (181,459) and $(125,782 for the quarter ended September 30, 2021 and year ended December 31, 2020 respectively, were attributed to operations in China. The income tax expenses consisted of the following:

	Sept 30, 2021	December 31, 2020
	(unaudited)	(audited)
Profit (Loss) before income tax	$(181,459)	$(125,782)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable profit (loss)	$(181,459)	$(125,782)
China Enterprise Income Tax rate	25%	25.0%
Current tax credit(debit)	$45,365	$31,446
Less: Valuation allowance	(45,365)	(31,446)
	$-	$-

No deferred tax has been provided as there are no material temporary differences arising during the quarter ended September 30, 2021 and year ended December 31, 2020.

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

In the quarter ended September 30, 2021 and year ended December 31, 2020, the Company is regarded as a single operating segment, being engaged in the manufacturing of bio-fertilizer. This principal activity and geographical market are substantially based in China, accordingly, no operating or geographical segment information are presented.

NOTE 14. COMPREHENSIVE INCOME

Total comprehensive income includes, in addition to net income, changes in equity that are excluded from the consolidated statements of income and are recorded directly into a separate section of shareholders’ equity on the consolidated balance sheets. Comprehensive income and its components consist of the following:

Period and Year Ended	Sept 30, 2021	December 31, 2020
	(unaudited)	(audited)
Net loss	$(351,313)	$(396,027)
Other comprehensive income, net of tax
Foreign currency translation adjustment	10,092	(103,991)

Comprehensive loss	$(341,221)	$(500,018)

NOTE 15. discontinued operations

On September 26, 2019, the Company has resolved to discontinue the operation of the subsidiary company, Shenzhen Qianhai Lutu Supply Chain Management Company Limited. On September 26, 2019 and onwards, any operation from Shenzhen Qianhai Lutu Supply Chain Management Company Limited has been classified as discontinued operations on the statement of operations. Previous period’s operation has been similarly classified for comparative purposes. A breakdown of discontinued operation for the nine months ending September 30, 2021 and 2020 is as follows:

Nine Months Ended September 30	2021			2020

Operating expenses	$			$
Selling expenses		-			-
General and administrative expenses		-			-
Loss from operations		-	-		-
Non-operating income (expense)					-
Interest income		-			-
Interest expense		-			-
Other income		-			-
Other expense		-			-
Loss on deregister of subsidiary		-			(3,565)
Loss before income taxes		-			(3,565)
Income tax		-			-
Net loss		$-			$(3,565)

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

For the relevant interest of RMB513,100 claimed by the Plaintiff, according to the company’s lawyer, there is no evidence showing that it is more likely than not that the Company will be liable for the said interest. Hence, no provision was made as at September 30, 2021.

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

Result of Operations for the Three months ended September 30, 2021 and 2020

Revenue was $Nil for the three months ended September 30, 2021 (“Q3”), decreased by $9,251, or 100% from $9,251 for the three months ended September 30, 2020 (“Comparable Quarter”). The decrease in revenue during the Q3 as compared to the Comparable Quarter was due to the significant decrease in activities resulted of the outbreak of COVID-19. Most of the commercial activities had been shut down.

Cost of sales was decreased by $7,439, or 100% from $7,439 in the Comparable Quarter to $Nil in Q3. The decrease was corresponding with the decrease in the sales revenue.

Gross profit was decreased by $1,812, or 100% from $1,812 in the Comparable Quarter to $Nil in Q3. In terms of percentage of revenue, the gross profit percentage was decreased to 0% for Q3 as compared to 19.6% for the Comparable Quarter. The decrease of gross profit was primarily due to the significant drop in the unit sales revenue.

Selling expenses were decreased by $463 or 100% from $463 for the Comparable Quarter to $Nil in Q3. In terms of percentage of revenue, the rates were 0% in Q3 compared to 5.0% in the Comparable Quarter. There were no selling expenses because no sales occurred.

General and administrative expenses were increased by $33,714, or 40.1% from $84,054 for the Comparable Quarter to $117,768 for Q3. The increase is primarily due to the increment in salary and professional fee in Q3.

The following is a summary of general and administrative expenses for the three months ended September 30, 2021, and 2020.

	Sept 30, 2021	Sept 30, 2020	Difference
	Unaudited	Unaudited
Consulting fees	$6,808	$6,311	$497
Salary and payroll expenses	43,926	23,140	20,786
Professional fees	14,350	6,240	8,110
Travel and entertainment	2,997	5,886	(2,889)
Depreciation and amortization	42,213	39,859	2,354
Other	7,474	2,618	4,856
	$117,768	$84,054	$33,714

Consulting fees were increased by $497, or 7.9%, from $6,311 in Comparable Quarter to $6,808 in Q3.

Our salary and payroll expenses were increased by $20,786 or 89.8%, to $43,926 in Q3, as compared to $23,140 in the Comparable Quarter. We anticipate that salary and wages on payroll expenses will rise in future periods as it becomes necessary to increase our staff in order to enhance our management quality for the listing requirement and to increase our production activities.

Professional fees were increased by $8,110, from $6,240 in Comparable Quarter to $14,350 in Q3. The increase of professional fees was due to the engagement of more independent professionals such as international lawyers.

Travel and entertainment expenses were decreased by $2,889, or 49.1%, from $5,886 in Comparable Quarter to $2,997 in Q3. The decrease of travel and entertainment expenses was due to the reduction of project-based travelling activities.

Depreciation and amortization expenses were increased by $2,354, or 5.9%, from $39,859 in Comparable Quarter to $42,213 in Q3.

Other expenses include items such as office expenses, software related costs, telephone and a variety of other miscellaneous expenses. None of these expenses alone changed significantly except property tax and land use tax, as the difference was $4,856, or 185.5% increase from $2,618 in Comparable Quarter to $7,474 in Q3.

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

Our loss from operations was increased by $35,063 or 42.4%, to negative $117,768 in Q3, from negative $82,705 in Comparable Quarter.

Non-operating expenses was decreased by $842, or 31.6%, to $1,823 in Q3, from $2,665 in Comparable Quarter.

The net loss attributed to the Company was increased by $34,221, or 40.1% to negative $119,591 in Q3, as compared to negative $85,370 in Comparable Quarter.

Result of Operations for the Nine months ended September 30, 2021 and 2020

Revenue was increased by $68,567, or 90.1% from $76,122, in the nine months ended September 30, 2020 (the “Nine-Month Comparable Period”) to $144,689 in the nine months ended September 30, 2021 (the “Nine Month of FY2021”). The increase in revenue during the Nine Month of FY2021 as compared to the Nine Month-Comparable Period was due to the unit sale price was increasing and became much more expensive in the Nine Month of FY2021.

Cost of sales was decreased by $10,508, or 12.4% from $84,472 in the Nine Month-Comparable Period to $73,964 in the Nine Month of FY2021. The decrease mainly was due to the decrease in sales volumes which were 407 tonnes in the Nine Month-Comparable Period decreased to 291 tonnes in the Nine Month of FY2021 while the unit cost increased from around $207 to $254 per tonnes. In terms of percentage of revenue, cost of sales was 51.1% in the Nine Month of FY2021 as compared to 111.0% in the Nine Month-Comparable Period.

Gross profit was increased by $79,075, or 947.0% from negative $8,350 in the Nine Month-Comparable Period to $70,725 in the Nine Month of FY2021. In terms of percentage of revenue, the gross profit percentage was increased by 48.9% for the Nine Month of FY2021 as compared to negative 11.0% for the Nine Month-Comparable Period. The increase of gross profit was primarily due to the significant rise in the unit sales price.

Selling expenses were increased by $56,521, or 2497.6%, to $58,784 in the Nine Month of FY2021 from $2,263 in the Nine Month-Comparable Period. In terms of percentage of revenue, the rates were 40.6% in the Nine Month of FY2021 compared to 3.0% in the Nine Month-Comparable Period. The increase is primarily due to the increase of sales commission expenses to stimulate the sale activities.

General and administrative expenses were increased by $108,576, or 42.0% to $367,269 in the Nine Month of FY2021 from $258,693 in the Nine Month-Comparable Period. The increase is primarily due to the increase of salary and payroll expenses and professional fees from $82,334 in the Nine Month-Comparable Period to $180,674 in the Nine Month of FY2021.

The following is a summary of general and administrative expenses for the nine months ended September 30, 2021, and 2020.

	Sept 30, 2021	Sept 30, 2020	Difference
	Unaudited	Unaudited
Consulting fees	$16,062	$13,887	$2,175
Salary and payroll expenses	123,222	57,467	65,755
Professional fees	57,452	24,867	32,585
Travel and entertainment	8,683	15,906	(7,223)
Depreciation and amortization	126,678	118,260	8,418
Other	35,172	28,306	6,866
	$367,269	$258,693	$108,576

Consulting fees were increased by $2,175, or 15.7%, from $13,887 in the Nine Month-Comparable Period to $16,062 in the Nine Month of FY2021.

Our salary and payroll expenses were increased by $65,755 or 114.4%, to $123,222 in the Nine Month of FY2021, as compared to $57,467 in the Nine Month-Comparable Period. We anticipate that salary and wages on payroll expenses will rise in future periods as it becomes necessary to increase our staff in order to enhance our management quality for the listing requirement and to increase our production activities.

Professional fees were increased by $32,585, from $24,867 in the Nine Month-Comparable Period to $57,452 in the Nine Month of FY2021. The increase of professional fees was due to the engagement of more independent professionals such as international lawyers.

Travel and entertainment expenses were decreased by $7,223, or 45.4%, from $15,906 in the Nine Month-Comparable Period to $8,683 in the Nine Month of FY2021. The decrease of travel and entertainment expenses was due to the reduction of business reception cost.

Depreciation and amortization expenses were increased by $8,418, or 7.1%, from $118,260 in the Nine Month-Comparable Period to $126,678 in the Nine Month of FY2021.

Other expenses include items such as office expenses, software related costs, telephone and a variety of other miscellaneous expenses. None of these expenses alone changed significantly except property tax and land use tax, as the difference was $6,866, or 24.3% increase from $28,306 in the Nine Month-Comparable Period to $35,172 in the Nine Month of FY2021.

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

Our loss from operations was increased by $86,022 or 31.9%, to negative $355,328 in the Nine Month of FY2021, from negative $269,306 in the Nine Month-Comparable Period.

Non-operating income (expenses) was decreased by $126,413, or 96.9%, to income of $4,015 in the Nine Month of FY2021, from income of $130,428 in the Nine Month-Comparable Period, of which mainly due to the decrease of other income by $155,734 from $163,201 in the Nine Month-Comparable Period to $7,467 in the Nine Month of FY2021.

The net loss attributed to the Company was increased by $208,870, or 146.6% to negative $351,313 in the Nine Month of FY2021, as compared to negative $142,443 in the Nine Month-Comparable Period.

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

Working capital

At September 30, 2021, we had a working capital deficit of $10,651,191, as compared to a working capital deficit of $10,399,991 at December 31, 2020. Of the working capital deficit at September 30, 2021, $10,144,177 was amount due to related parties and shareholder. Excluding the amounts due to related parties and shareholder, we would have had a negative working capital of $507,014 at September 30, 2021. As comparison, for the working capital deficit at December 31, 2020, $9,873,574 was amount due to related parties and holding. Excluding the amounts due to related parties and holding company, we would have had a negative working capital of $526,417 at December 31, 2020. The amounts due to related parties and shareholder are unsecured, interest free and repayable on demand.

Operating activities

During the nine months ended September 30, 2021, operating activities used cash in operations of $192,106, and for the comparable year ended September 30, 2020, operating activities used cash in operations of $51,194. The use of cash in operating activities for the nine months ended September 30, 2021 was mainly derived from a net loss of $351,313 with non-cash items of $126,675 ($108,017 plus $18,658) in depreciation and amortization, negative $95,030 in inventory provision reversal; moreover, there was an increased in cash of $92,340 in inventory; an increase in cash of $47,836 in amount due to related parties; an increase in cash of $4,999 in other payables and an increase in cash of $5,931 in other tax payables, which were offset by a decrease in cash of $25,031 in accrued expenses. As comparison, the use of cash in operating activities for the nine months ended September 30, 2020 was mainly derived from a net loss of $138,878 with a non-cash item of $114,053 ($96,792 plus $17,261) in depreciation and amortization; negative $87,915 in reversal inventory provision; negative $50,953 in disposal gain of property, plant and equipment, moreover, there was an increase of $80,558 in inventories; an increase of $10,293 in account receivable; an increase of $78,284 in amount due to related parties.

Investing Activities

During the nine months ended September 30, 2021, investing activities provided $Nil of cash; and for comparable nine months ended September 30, 2020, investing activities provided $55,653 of cash in proceeds from sale of property, plant and equipment.

Financing Activities:

During the nine months ended September 30, 2021, financing activities provided cash of $198,698; and for comparable nine months ended September 30, 2020 financing activities used cash of $7,612. The change of cash provided by financing activities was derived from the changes in the amounts due to our shareholder.

As at September 30, 2021, net cash and cash equivalents balance was $33,253 as compared to balance $26,734 as at December 31, 2020.

As at September 30, 2021, stockholder’s equity was negative $7,755,762, compared to a negative equity of $7,414,541 at December 31, 2020.

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

An evaluation was conducted by an officer under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine months period ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For the relevant interest of RMB513,100 claimed by the Plaintiff, according to the company’s lawyer, there is no evidence showing that it is more likely than not that the Company will be liable for the said interest. Hence, no provision was made as at September 30, 2021.

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

ITEM 4. MINESAFETY DISCLOUSURES

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

GREEN VISION BIOTECHNOLOGY CORP.

Date: November 10, 2021	By :	/s/ William Ching Wan Lam
William Ching Wan Lam
Chief Executive Officer

Date: November 10, 2021	By :	/s/ Kwok Leung Lo
Kwok Leung Lo
Chief Financial Officer

