Form 10-K
period 2021-12-31
GREEN VISION BIOTECHNOLOGY CORP.
filed 2022-03-31
CIK 1571804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 Form 10-K

☒         ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to                                   _

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

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.   N/A

No market value has been computed as of December 31, 2021  based upon the fact that no active trading market has been established.

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the most practicable date:  As of March 31, 2022, there were 160,790,000 shares of Common Stock of the issuer outstanding.

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

Lutu currently owns the land use right of the production plant. The expiry date of the land use right is May 8, 2054. The building and land use right are under the name of "Shanxi Lutu" or Shanxi Green Biotechnology Industry Limited. Regarding the cost of the land use right and building, please refer to Audit Report Note 5 and Note 6: the cost of Land use rights is USD 1,265,572 and Buildings are USD 3,108,160. The address of Lutu’s production plant is Chang Ning Town West, Chang Ning Village, Yuci District, Jinzhong City, Shanxi Province, China.

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

On November 15 2021, Yao Gui Mu withdrew the claim against the Shanxi Subsidiary. Although Yao Gui Mu did not disclose the reason which led to his decision of such withdraw, according to the company’s lawyer it is likely due to Yao Gui Mu’s lack of sufficient evidence as it was found by the District People’s Court of Jin Zhong City, Yu Ci District. It is therefore less likely that Yao Gui Mu could bring the claim against the Shanxi Subsidiary again unless he can prove the existence of the loan.

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

The Company disagreed with the decision and appeal to the People’s Procuratorate of Jin Zhong City, Yu Ci District on May 7, 2021, and the appeal was accepted on May 21, 2021. On August 11, 2021, the People's Procuratorate of Jun Zhong City, Yu Ci District made the decision 榆检二部移字[2021]Z4号to sent back the case to the Bureau of Public Security of Jun Zhong City, Yu Ci District to reconsider the procedure for prosecution according to the regulation applied.

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

As of December 31, 2021, no shares of our common stock have traded on an exchange or on the OTC Marketplace. Our common stock is quoted on the OTC Bulletin Board under the symbol “GVBT.”

Number of Holders

As of December 31, 2021, 160,790,000 issued and outstanding shares of common stock were held by a total of 12 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended December 31, 2021 and 2020. We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by the Company and any of our Officers and Directors

None.

Other Stockholder Matters

None.

Item 6. [Reserved]

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

Executive Summary

In the year ended December 31, 2021, our revenue was $145,099 increased 67.5% from $86,650 for the year ended December 31, 2020.

•	Selling, General and Administrative, and other operating expenses for the year ended December 31, 2021 increased 14.3% to $592,205 compared to $518,183 for the same period in 2020.

•	Net Loss for the year ended December 31, 2021 increased 26.2% to $499,777 compared to $396,027 or the same period in 2020.

Results of Operations for the Years Ended December 31, 2021 and 2020

The following table sets forth the comparison of the audited consolidated statements of operations data for the year ended December 31, 2021 and 2020 and should be read in conjunction with our financial statements and the related notes appearing elsewhere in this document.

	Year Ended December 31,
	2021	2020	Difference	Percentage Increase
Revenue	$145,099	$86,650	$58,449	67.5%
Cost of goods sold	74,173	93,218	(19,045)	(20.4%)

Gross profit	70,926	(6,568)	77,494	1179.9%

Selling expenses	58,947	2,756	56,191	2038.9%
General and administrative expenses	533,258	515,427	17,831	3.5%

(Loss) Income from operations	(521,279)	(524,751)	(3,472)	(0.7%)
Other income (expenses)	25,378	136,611	(111,233)	(81.4%)
Interest income (expenses)	(3,876)	(4,322)	(446)	(10.3%)
(Loss) Income before income taxes	(499,777)	(392,462)	107,315	27.3%
Loss from discontinued operations	-	(3,565)	(3,565)	(100%)
Income taxes	-	-	-	-

Net (loss) income	(499,777)	(396,027)	103,750	26.2%
Non-controlling interest	-	-	-	-
Net (loss) income attribute to the Group	$(499,777)	(396,027)	103,750	26.2%

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

Result of Operations for the Years ended December 31, 2021 and 2020

Revenue was $145,099 for the year ended December 31, 2021 (“the FY2021”), increased by $58,449, or 67.5% from $86,650 for the year ended December 31, 2020 (“the Comparable Year”). The increase in revenue during the FY2021 as compared to the Comparable Year was due to the unit sale price was increasing and became much more expensive in the FY2021

Cost of sales was decreased by $19,045, or 20.4% from $93,218 in the Comparable Year to $74,173 in the FY2021. The decrease was due to the Shanxi company purchase finished goods to sell, and due to the increase in sales volumes which were 287 tonnes in the Comparable Year increased to 291 tonnes in the FY2021 while the unit cost decreased from around $324 to $255 per tonnes. In terms of percentage of revenue, cost of sales was 51.1% in the FY2021 as compared to 107.6% in the Comparable Year.

Gross profit was increased by $77,494, or 1179.9% from negative $6,568 in the Comparable Year to $70,926 in the FY2021. In terms of percentage of revenue, the gross profit percentage was increased to 48.9% for the FY2021 as compared to negative 7.6% for the Comparable Year. The increase of gross profit was primarily due to the significant rise in the unit sales price from $302 in the Comparable Year as compared to $499 in FY2021 while the unit cost decreased from around $324 to $255 per tonnes in the FY2021.

Selling expenses were increased by $56,191, or 2038.9%, to $58,947 in the FY2021 from $2,756 in the Comparable Year. In terms of percentage of revenue, the rates were 40.6% in the FY2021 compared to 3.2% in the Comparable Year. The increase is primarily due to the increase of sales commission expenses to stimulate the sale activities.

General and administrative expenses were increased by $17,831, or 3.5% to $533,258 in the FY2021 from $515,427 in the Comparable Year. The increase is primarily due to the increase of consulting fee, salary and payroll expenses, depreciation and amortization and others fees from $380,206 in the Comparable Year to $421,333 in the FY2021. Excluding these factors, there was a decrease of $23,296 for the Professional fee and travel and entertainment fees from $135,221 in the Comparable Year compared to $111,925 in the FY2021.

The following is a summary of general and administrative expenses for the years ended December 31, 2021, and 2020.

	Dec 31, 2021	Dec 31, 2020	Difference
Consulting fees	$24,594	$21,450	$3,144
Salary and payroll expenses	166,903	156,842	10,061
Professional fees	99,629	112,723	(13,094)
Travel and entertainment	12,296	22,498	(10,202)
Inventory Provision	-	-	-
Depreciation and amortization	169,411	159,928	9,483
Others	60,425	41,986	18,439
	$533,258	$515,427)	$17,831

Consulting fees were increased by $3,144 or 14.7%, to $24,594 in the FY2021, from $21,450 in the Comparable Year.

Our salary and payroll expenses were increased to $166,903 in the FY2021, as compared to $156,842 in the Comparable Year. We anticipate that salary and payroll expenses will rise in future periods as it becomes necessary to increase our staff in order to enhance our management quality for the listing requirement and to increase our production activities.

Professional fees were decreased by $13,094, or 11.6%, from $112,723 in the Comparable Year to $99,629 in the FY2021.

Travel and entertainment expenses were decreased by $10,202, or 45.3%, from $22,498 in the Comparable Year to $12,296 in the FY2021. The decrease of travel and entertainment expenses is primarily due to the reduction of project-based travelling and entertainment activities.

Depreciation and amortization expenses were increased by $9,483., or 5.9%, from $159,928 in the Comparable Year to $169,411 in the FY2021.

Other expenses include items such as office expenses, software related costs, impairment of property, plant and equipment, telephone and a variety of other miscellaneous expenses. The difference was $18,439, or 43.9% increased from $41,986 in the Comparable Year to $60,425 in the FY2021. None of these expenses alone changed significantly except property tax and land use tax, as the difference was $18,440 increase from $16,691 in the Comparable Year to $29,745 in the FY2021.

We anticipate that we will incur higher general and administrative expenses as a public company. We expect that our professional fees, cost of transfer agent, investor relations costs and other stock related costs will increase.

We also anticipate that selling, general and administrative expenses will concurrently increase while we can resume our production activity in the future.

Our loss from operations was narrowed down by $3,472 or 0.7%, to negative $521,279 in the FY2021, from negative $524,751 in the Comparable Year.

Non-operating income decreased by $110,787, or 83.7% to $21,502 in the FY2021, from $132,289 in the Comparable Year, of which mainly due to the other income decrease by $119,503 from $166,289 in the Comparable Year to $46,786 in the FY2021, and due to the other expenses decreased $8,270 form negative $29,678 in the Comparable Year to negative $21,408 in the FY2021.

The net loss attributed to the Company further increased by $103,750, or 26.2% to negative $499,777 in the FY2021, as compare to negative $396,027 in the Comparable Year.

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

Working capital

At December 31, 2021, we had a working capital deficit of $10,808,875, as compared to a working capital deficit of $10,399,991 at December 31, 2020. Of the working capital deficit at December 31, 2021, $10,224,908 was amount due to related parties and shareholder. Excluding the amounts due to related parties and shareholder, we would have had a negative working capital of $583,967 at December 31, 2021. As comparison, for the working capital deficit at December 31, 2020, $9,873,574 was amount due to related parties and holding. Excluding the amounts due to related parties and holding company, we would have had a negative working capital of $526,417 at December 31, 2020. The amounts due to related parties and shareholder are unsecured, interest free and repayable on demand.

Operating activities

During the year ended December 31, 2021, operating activities used cash in operations of $235,309, and for the comparable year ended December 31, 2020, operating activities used cash in operations of $85,605. The use of cash in operating activities for the year ended December 31, 2021 was mainly derived from a net loss of $499,777 with non-cash items of $169,411 ($144,457 plus $24,954) in depreciation and amortization and negative $21,111 in inventory provision reversal; moreover, there was an increased in cash of $21,111 in inventory; an increased in cash of $10,633 in tax payables; an increased in cash of $4,651 in accrued payroll; an increased in cash of $20,113 in accrued expenses, an increase in cash of $2,300 in other payables. and an increase in cash of $63,716 in amount due to related parties, which were offset by a decrease in cash of $7,953 in accounts payables. As comparison, The use of cash in operating activities for the year ended December 31, 2020 was mainly derived from a net loss of $392,462 with non-cash items of $155,660 ($132,323 plus $23,337) in depreciation and amortization, negative $51,668 in disposal gain of property, plant and equipment and negative $89,148 in inventory provision reversal; moreover, there was an increased in cash of $10,437 in accounts receivables; an increased in cash of $89,148 in inventory; an increased in cash of $92,533 in accrued expenses and an increase in cash of $96,885 in amount due to related parties, which were offset by a decrease in cash of $4,732 in other payables.

Investing Activities

During the year ended December 31, 2021, investing activities provided cash of $Nil, and for the comparable year ended December 31, 2020, investing activities provided cash of $56,434 in proceeds from sale of property, plant and equipment.

Financing Activities

During the year ended December 31, 2021, continuing financing activities provided cash of 215,122; and for the comparable year ended December 31, 2020, continuing financing activities used cash of $4,477. The change in cash used by financing activities was derived from the changes in the amounts due to our shareholder.

During the year ended December 31, 2021, discontinued financing activities used cash of $Nil; and for the comparable year ended December 31, 2020, discontinued financing activities used cash of $3,565.

As at December 31, 2021, net cash and cash equivalents balance was $6,507 as compared to balance $26,734 as at December 31, 2020.

As of December 31, 2021, stockholder’s equity was negative $7,916,489, compared to a negative equity of negative $7,414,541 at December 31, 2020.

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

Going Concern

The independent auditors' report accompanying our December 31, 2021 financial statements filed in this Form 10-K contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

Subsequent Events

On January 17, 2022, as a result of a private sale transactions, all of the issued and outstanding shares of common stock of Able Lead Holdings Limited were transferred from Leung Kwong Tak, Michael to Well Supreme International Limited (the “Purchaser”).

Able Lead Holdings Limited was the holder of 75,674,200 shares (the “Shares”), comprising about 47.064% of the issued shares of the Company. Through the purchase of all of the issued and outstanding shares of common stock of Able Lead Holdings Limited, the Purchaser became the owner of the Shares.

The Purchaser is a company incorporated in the BVI and is beneficially owned by Lam Ching Wan, William and Ho Mee Kuen, Karen (“Karen Ho”), with respective shareholding of 0.1% and 99.9% of all the issued shares of the Purchaser.

Karen Ho is the wife of Lam Ching Wan, William and is regarded as a related party to him. As a result, Lam Ching Wan, William is holding, in addition to the 3.732% of the issued shares of the Company (through Harcourt Capital Limited), totally approximately 50.796% of the voting rights of the issued and outstanding share capital of the Company on a fully-diluted basis of the Company, and became the controlling shareholder.

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

Off-Balance Sheet Arrangements

As of the date of this Annual Report, the Company does not have any off-balance sheet arrangements, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors, as of December 31, 2021 and 2020.

New Accounting Pronouncements

See Note 2 to consolidated financial statements as disclosed in Item 8, Financial Statements, of this Annual Report on Form 10-K

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the framework set forth in the report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or (“COSO”). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Regulatory Statement

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. As a “Smaller Reporting Company” management’s report was not subject to attestation by the Company’s registered public accounting firm.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

The Company falls within the definition of “Commission-Identified Issuer”. The Company herein confirms that it is not owned or controlled by any governmental entity in the foreign jurisdiction.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the name, age, and position of our directors and our executive officers as of December 31, 2021. Each director holds office (subject to our By-Laws) until the next annual meeting of shareholders and until such director’s successor has been elected and qualified. Each executive officer holds his office until he resigns, is removed by the board of directors, or his successor is elected and qualified, subject to applicable employment agreements.

NAME	AGE	POSITION	DATE OF APPOINTMENT
Leung Kwong Tak, Michael	65	Chairman of the Board, Director	May 12, 2017
Lam Ching Wan, William	64	Chief Executive Officer, Director	May 12, 2017
Ma Wai Kin	60	Chief Operation Officer and Director	May 12, 2017
Lo Kwok Leung	54	Chief Financial Officer	May 12, 2017

Significant Employees

As of December 31, 2021, we had 9 full time employees.

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

On November 15 2021, Yao Gui Mu withdrew the claim against the Shanxi Subsidiary. Although Yao Gui Mu did not disclose the reason which led to his decision of such withdraw, according to the company’s lawyer it is likely due to Yao Gui Mu’s lack of sufficient evidence as it was found by the District People’s Court of Jin Zhong City, Yu Ci District. It is therefore less likely that Yao Gui Mu could bring the claim against the Shanxi Subsidiary again unless he can prove the existence of the loan.

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

Item 11. Executive Compensation

The following table sets forth the annual and long-term compensation of our Named Executive Officers for services rendered in all capacities to the Company for the years ended December 31, 2021 and December 31, 2020.

Summary Compensation Table

						Option
			Deferred			and	All Other
Name and			Compen-		Stock	Warrant	Compen-
Principal Position		Salary	sation	Bonus	Awards	Awards	sation	Total

Lam Ching Wan, William,	2020	$46,416	$0	$0	$0	$0	$0	$46,416
Chief Executive Officer and Director	2021	$46,317	$0	$0	$0	$0	$0	$46,317

Leung Kwong Tak, Michael,	2020	$18,965	$0	$0	$0	$0	$0	$18,965
Chairman and Director	2021	$32,422	$0	$0	$0	$0	$0	$32,422

Ma Wai Kin,	2020	$30,944	$0	$0	$0	$0	$0	$30,944
Chief Operation Officer and Director	2021	$30,878	$0	$0	$0	$0	$0	$30,878

Lo Kwok Leung	2020	$21,661	$0	$0	$0	$0	$0	$21,661
Chief Financial Officer	2021	$11,708	$0	$0	$0	$0	$0	$11,708

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

There are no current outstanding equity awards to our executive officers as of December 31, 2021.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of December 31, 2021: by (i) each person who is known by us to own beneficially more than 5% of our outstanding Common Stock, (ii) by each of our directors, (iii) by each of our executive officers and (iv) by all our directors and executive officers as a group. On such date, we had 160,790,000 shares of Common Stock outstanding.

As used in the table below, the term beneficial ownership with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the 60 days immediately following December 31, 2021. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Class Beneficially Owned(1)
Lo Kwok Leung– Chief Financial Officer No. 79, Golden Bamboo Road East, Fairview Park, Yuen Long, N.T. Hong Kong	0	0%

Dr. Leung Kwong Tak, Michael – Chairman and Director Flat G, 23/F, BLK 2, Tsuen Wan Plaza, 4 Tai Pa Street, Tsuen Wan, Hong Kong	78,890,000[1]	49.064%

Ma Wai Kin-Chief Operating Officer and Director Room 3502, Chun Lai House, Hang Chun Court, No.2. Fortune Street, Cheung Sha Wan, Hong Kong	0	0%

Lam Ching Wan, William – Chief Executive Officer and Director Rooms 1804-6, 18/F, Wing On House, 71 Des Voeux Road Central, Hong Kong	6,000,000[2]	3.732%

All Directors and Officers as a Group (4 people)	84,890,000	52.796%

5% or Greater Shareholders

Able Lead Holdings Limited / Leung Kwong Tak [1] P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands	78,890,000	49.064%

Liu Wen 2802 Tenglong Yujing Building 4, Qinxian North Street, Taiyuan, Shanxi, China	32,674,200	20.321%

All Directors, Officers and 5% Shareholders as a Group	117,564,200	73.117%

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

On January 17, 2022, as a result of a private sale transactions, all of the issued and outstanding shares of common stock of Able Lead Holdings Limited were transferred from Leung Kwong Tak, Michael to Well Supreme International Limited (the “Purchaser”).

Able Lead Holdings Limited was the holder of 75,674,200 shares (the “Shares”), comprising about 47.064% of the issued shares of the Company. Through the purchase of all of the issued and outstanding shares of common stock of Able Lead Holdings Limited, the Purchaser became the owner of the Shares.

The Purchaser is a company incorporated in the BVI and is beneficially owned by Lam Ching Wan, William and Ho Mee Kuen, Karen (“Karen Ho”), with respective shareholding of 0.1% and 99.9% of all the issued shares of the Purchaser.

Karen Ho is the wife of Lam Ching Wan, William and is regarded as a related party to him. As a result, Lam Ching Wan, William is holding, in addition to the 3.732% of the issued shares of the Company (through Harcourt Capital Limited), totally approximately 50.796% of the voting rights of the issued and outstanding share capital of the Company on a fully-diluted basis of the Company, and became the controlling shareholder.

(2)	Mr. Lam Ching Wan, William holds the shares in the name of Harcourt Capital Limited.

(a)	Changes in Control

Save for the event described in the below paragraph (b), we do not anticipate at this time any changes in control of the Company and there are no arrangements either in place or contemplated which may result in a change of control of the Company. There are no provisions within the Articles or the Bylaws of the Company that would delay or prevent a change of control.

(b)	Subsequent Event

On January 17, 2022, as a result of a private sale transactions, all of the issued and outstanding shares of common stock of Able Lead Holdings Limited were transferred from Leung Kwong Tak, Michael to Well Supreme International Limited (the “Purchaser”).

Able Lead Holdings Limited was the holder of 75,674,200 shares (the “Shares”), comprising about 47.064% of the issued shares of the Company. Through the purchase of all of the issued and outstanding shares of common stock of Able Lead Holdings Limited, the Purchaser became the owner of the Shares.

The Purchaser is a company incorporated in the BVI and is beneficially owned by Lam Ching Wan, William and Ho Mee Kuen, Karen (“Karen Ho”), with respective shareholding of 0.1% and 99.9% of all the issued shares of the Purchaser.

Karen Ho is the wife of Lam Ching Wan, William and is regarded as a related party to him. As a result, Lam Ching Wan, William is holding, in addition to the 3.732% of the issued shares of the Company (through Harcourt Capital Limited), totally approximately 50.796% of the voting rights of the issued and outstanding share capital of the Company on a fully-diluted basis of the Company, and became the controlling shareholder.

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

	Dec 31, 2021	Dec 31, 2020

Salaries and wages - Lo Kwok Leung	$11,708	$21,661
Director fees - Lam Ching Wan, William	46,317	46,416
Director fees - Ma Wai Kin	30,878	30,944
Director fees - Leung Kwong Tak	32,422	18,965

Total salaries and director fees	$121,325	$117,986

Related party transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. Balances and transactions between the Company and its subsidiary have been eliminated on consolidation and are not disclosed in this note.

Related party balances included in the statement of financial position are all non-interest bearing, unsecured and due on demand. A breakdown is as follows:

Amount as at	December 31, 2021	December 31,2020
Amount due to related parties:
Holmsun Capital Limited (a) (b)	5,797,204	5,745,866
	$5,797,204	$5,745,866

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

Item 14. Principal Accounting Fees and Services

The following table presents aggregate fees, including professional audit services and other services rendered by our independent registered public accounting firm Centurion ZD CPA & Co. during the years ended December 31, 2021 and 2020.

	Fiscal 2021	Fiscal 2020
Audit Fees (1)	$60,600	$60,600
Audit Related Fees (2)	$-	$-
Tax Fees (3)	$-	$-
All Other Fees (4)	$-	$-

Total	$60,600	$60,600

(1)

Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports.

(2)

Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” There were no such fees in fiscal year 2021 and 2020.

(3)	Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. There were no such fees in fiscal year 2021 and 2020.

(4)	All Other Fees consist of fees for products and services other than the services reported above. There were no such fees in fiscal year 2021 or 2020.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report
	a)	The financial statements listed in the Index to Consolidated Financial Statements are filed as part of this report
	b)	The financial statements listed in the Index are filed as part of this report.
	c)	List of Exhibits

See Index to Exhibits in paragraph (b) below.

The Exhibits are filed with or incorporated by reference in this report.

(b)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

________

* Filed herewith

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN VISION BIOTECHNOLOGY CORP.

Dated: March 31, 2022	By:	/s/ Lam Ching Wan, William
Lam Ching Wan, William
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lam Ching Wan, William	Chief Executive Officer and Director	March 31, 2022
Lam Ching Wan, William	(Principal Executive Officer)

/s/ Lo Kwok Leung	Chief Financial Officer	March 31, 2022
Lo Kwok Leung	(Principal Financial and Accounting Officer)

/s/ Leung Kwong Tak, Michael	Chairman of the Board and Director	March 31, 2022
Leung Kwong Tak, Michael

/s/ Ma Wai Kin	Chief Operating Officer and Director	March 31, 2022
Ma Wai Kin

Green Vision Biotechnology Corp. and Subsidiaries

Consolidated Financial Statements

As of December 31, 2021 and December 31, 2020 and

For the Years Ended December 31, 2021 and 2020

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Green Vision Biotechnology Corp. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Long Lived Assets Impairment

Description of Matter

As discussed in Note 2 to the consolidated financial statements, long-lived assets held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Management carried out an impairment assessment on its long-lived assets, which include property, plant and equipment and intangible assets as the Company has suffered recurring losses from operations and has a net capital deficiency indicating possible impairment. The Company did not recognize any impairment loss after the impairment assessment for the year ended December 31, 2021.

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

/s/ Centurion ZD CPA& Co.

Centurion ZD CPA & Co.

(PCOAB ID 2769).

We have served as the Company’s auditor since 2016.

Hong Kong, China

March 31, 2022

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

(F/K/A VIBE WIRELESS CORP.)

CONSOLIDATED BALANCE SHEETS

As at December 31, 2021 and 2020

(Stated in US Dollars)

	Note	2021	2020
ASSETS
Cash and cash equivalents		$6,507	$26,734
Accounts receivable, net of allowance for doubtful accounts		-	-
Inventories, net	7	-	-
Advance to suppliers		22,955	22,364
Other receivables	4	320	1,822
Assets held for disposal		-	-
Total current assets		29,782	50,920

Property, plant equipment, net	5	2,073,211	2,162,624
Intangible assets	6	818,403	822,006
Long term lease prepayment		-	-
Restricted cash		772	820
Total non-current assets		2,892,386	2,985,450

TOTAL ASSETS		$2,922,168	$3,036,370

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable		$19,926	$27,272
Advances from customer		16	15
Accrued expenses		294,511	275,832
Accrued payroll		18,260	13,194
Other payables	9	264,217	255,145
Other tax payables		16,819	5,879
Amount due to related parties	11	5,797,204	5,745,866
Amount due to shareholder		4,427,704	4,127,708
Total current liabilities		10,838,657	10,450,911

TOTAL LIABILITIES		$10,838,657	$10,450,911

Stockholders’ equity
Common stock, $0.001 par value per share, authorized 750,000,000 and 750,000,000 shares, issued and outstanding 160,790,000 shares at December 31, 2021, and December 31, 2020 respectively	17	160,790	160,790
Additional paid-in capital		(282,209)	(282,209)
Accumulated other comprehensive loss		(157,334))	(155,163)
Accumulated deficit		(7,637,736)	(7,137,959)

TOTAL STOCKHOLDERS’ DEFICIT		(7,916,489)	(7,414,541)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$2,922,168	$3,036,370

The accompanying notes are an integral part of the financial statements

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

(F/K/A VIBE WIRELESS CORP.)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2021 and 2020

(Stated in US Dollars)

	Note	Dec 31, 2021	Dec 31, 2020

Revenue, net		$145,099	$86,650
Cost of Sales		74,173	93,218

Gross (loss) profit		$70,926	$(6,568)

Operating expenses
Selling expenses		(58,947)	(2,756)
General and administrative expenses		(533,258)	(515,427)

(Loss)/income from operations		$(521,279)	$(524,751)

Non-operating income (expense)
Interest income		10	10
Interest expense		(3,886)	(4,332)
Other income		46,786	166,289
Other expense		(21,408)	(29,678)

(Loss)/income before income taxes		$(499,777)	$(392,462)

Net (loss)/income from continuing operations		(499,777)	(392,462)

Net (loss)/income from discontinued operations (Note 15)		-	(3,565)
Income tax	12	-	-

Net (loss)/income		$(499,777)	$(396,027)

Non-controlling interest		-	-
Net (loss)/income attributable to the Company		$(499,777)	$(396,027)

Foreign currency translation adjustment		(2,171)	103,991)

Comprehensive loss		$(501,948)	$(500,018)

Loss per share of common stock - Basic and diluted
Continuing operations		$(0.311cents )	$(0.244cents )
Discontinued operations		$-	$(0.002cents )

Weighted average number of common shares outstanding – basic and diluted		160,790,000	160,790,000

The accompanying notes are an integral part of the financial statements

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

(F/K/A VIBE WIRELESS CORP.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’DEFICIT AND COMPREHENSIVE INCOME

(Stated in US Dollars)

	Number of common shares outstanding	Amount	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficits	Total stockholders’ equity/ (deficit)

Balance, January 1, 2020	160,790,000	$160,790	(282,209)	(51,172)	(6,741,932)	$(6,914,523)
Net loss	-	-	-	-	(396,027)	(396,027)
Foreign currency translation adjustment	-	-	-	(103,991)	-	(103,991)

Balance, December 31, 2020	160,790,000	$160,790	(282,209)	(155,163)	(7,137,959)	$(7,414,541)

Balance, January 1, 2021	160,790,000	$160,790	(282,209)	(155,163)	(7,137,959)	$(7,414,541)
Net loss	-	-	-	-	(499,777)	(499,777)
Foreign currency translation adjustment	-	-	-	(2,171)	-	(2,171)

Balance, December 31, 2021	160,790,000	$160,790	(282,209)	(157,334)	(7,637,736)	$(7,916,489)

The accompanying notes are an integral part of the financial statements

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

(F/K/A VIBE WIRELESS CORP.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	For Year Ended Dec 31, 2021	For Year Ended Dec 31, 2020

Cash flows provided by (used in) continuing operating: activities:
Net (loss)/income	$(499,777)	$(392,462)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	144,457	132,323
Amortization of intangible assets	24,954	23,337
Allowance for doubtful accounts	-	-
Inventory provision reversal	(21,111)	(89,148)
Inventory provision	-
Impairment of property, plant and equipment	-	-
Disposal gain of property, plant and equipment	-	(51,668)
Changes in assets and liabilities:
Accounts receivables	-	10,437
Inventories	21,111	89,148
Advances to suppliers	-	-
Other receivables	1,528	1,787
Restricted cash	69	818
Accounts payable	(7,953)	-
Other payables	2,300	(4,732)
Tax payables	10,633	5,147
Accrued payroll	4,651	(10)
Accrued expenses	20,113	92,533
Amount due to related parties	63,716	96,885

Net cash flows (used in) operating activities	$(235,309)	$(85,605)

Cash flows provided by (used in) investing activities:
Proceeds from sale of property, plant and equipment	-	56,434

Net cash flows (used in) investing activities	$-	$56,434

Cash flows provided by (used in) financing activities:
Amount due to shareholders	215,122	(4,477)

Net cash flows provided by (used in) financing activities	$215,122	$(4,477)

Cash flows provided by (used in) discontinued operating activities:
Net cash provided by (used in) investing activities of discontinued operations	-	(3,565)
Net increase (decrease) in cash from discontinued operations	-	(3,565)

Cash flows from discontinued operations
Net cash provided by investing activities of
discontinued operations	-	-
Net cash provided by discontinued operations	-	-

Net increase (decrease) in cash and cash equivalents	(20,187)	(37,213)

Effect of foreign currency translation	(40)	2,200
Cash and cash equivalents – beginning of year	26,734	61,747

Cash and cash equivalents – end of year	$6,507	$26,734

Supplementary disclosure of cash flow information:
Interest paid	$-	$-

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

Below is a table with foreign exchange rates used for translation:

For the years ended December 31, (Average Rate)	2021		2020
Chinese Renminbi (RMB)	RMB	6.47134	RMB	6.89826
United States dollar ($)		$1.00000		$1.00000

As of December 31, (Closing Rate)	2021		2020
Chinese Renminbi (RMB)	RMB	6.44795	RMB	6.52825
United States dollar ($)		$1.00000		$1.00000

For the years ended December 31, (Average Rate)	2021		2020
Hong Kong (HKD)	HKD	7.77260	HKD	7.75599
United States dollar ($)		$1.00000		$1.00000

As of December 31, (Closing Rate)	2021		2020
Hong Kong (HKD)	HKD	7.79580	HKD	7.75230
United States dollar ($)		$1.00000		$1.00000

For the years ended December 31, (Average Rate)	2021		2020
Hong Kong (HKD)	HKD	1.20480	HKD	1.12434
Chinese Renminbi (RMB)		$1.00000		$1.00000

As of December 31, (Closing Rate)	2021		2020
Hong Kong (HKD)	HKD	1.22570	HKD	1.18750
Chinese Renminbi (RMB)		$1.00000		$1.00000

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

During the year ended December 31, 2021 and 2020, the provision of sales return were $Nil and $Nil respectively.

Cost of Goods Sold

Cost of goods sold includes the cost of materials, labor, and relevant manufacturing expenses.

Selling Expenses

Selling expenses include packaging and shipping costs, as well as advertising and certain expenses associated with operating the Company’s corporate headquarters.

Advertising Costs

The Company expensed all advertising costs as incurred. Advertising expense, net of reimbursement from suppliers, amounted to $Nil and $Nil for the year ended December 31, 2021 and 2020 respectively. Advertising expense is included in selling expense and general and administrative expenses in the accompanying consolidated statements of income.

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

The Company did not have a lease that met the criteria of a capital lease. Leases that do not qualify as a capital lease are classified as an operating lease. Operating lease rental expenses included in selling, general and administrative expenses for year ended December 31, 2021 and 2020 were $Nil and $Nil respectively.

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

During the year ended December 31, 2021 and 2020, the provision of doubtful debts were $Nil and $Nil respectively.

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

During the year ended December 31, 2021 and 2020, the provision of inventory reversal were $21,111 and $89,148 respectively.

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

The Company performed an annual impairment test as of the end of fiscal year 2021, and determined that an impairment loss in the amount of $Nil were recorded in 2021.

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

The total amounts for such employee benefits which were expensed were $3,998 and $1,386 for the year ended December 31, 2021 and 2020 respectively.

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

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

(F/K/A VIBE WIRELESS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. GOING CONCERN

As of December 31, 2021 and 2020, the Company has an accumulated deficit of $7,637,736 and $7,137,959 respectively, and its current liabilities exceed its current assets resulting in negative working capital of $10,808,875 and $10,399,991 respectively. In view of the matters described above, recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company's ability to raise additional financing and to succeed in its future operations. The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors and/or stockholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4. OTHER RECEIVABLES

Other receivables consisted of the following:

	Dec 31, 2021	Dec 31, 2020

Deposits	$109,636	$106,815
Prepaid expenses	994	2,479
Advance to employee	12,964	12,631

Less: Allowance for doubtful debts	(123,274)	(120,103)

Total	$320	$1,822

NOTE 5. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	Dec 31, 2021	Dec 31, 2020

Buildings	$3,108,160	$3,028,189
Machinery & equipment	-	-
Office equipment	66,723	65,041
Motor vehicles	71,804	69,956

Total property, plant and equipment	3,246,687	3,163,186
Less: accumulated depreciation and impairment charges	(1,173,476)	(1,000,562)

Total property, plant and equipment, net	$2,073,211	$2,162,624

The depreciation expenses for the year ended December 31, 2021 and 2020 were $144,457 and $132,323 respectively.

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

(F/K/A VIBE WIRELESS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	Dec 31, 2021	Dec 31, 2020

Land use rights	$1,265,572	$1,233,010
Software system	1,380	1,344
Less – accumulated amortization	(448,549)	(412,348)

Total intangible assets, net	$818,403	$822,006

The amortization expenses of land use rights and software systems for the year ended December 31, 2021 and 2020 were $24,954 and $23,337 respectively.

Future amortization of land use rights and software systems is as follows:

Years ending December 31,	Amount
2022	$24,954
2023	24,954
2024	24,954
2025	24,954
2026	24,954
Thereafter	693,633

Total	$818,403

NOTE 7. INVENTORIES

Inventories consisted of the following:

	December 31, 2021	December 31, 2020

Raw material	$48,916	$47,657
Work in progress	-	-
Finished goods	1,700	-
Goods on consignment	1,036	23,528
Less: Provision of inventory	(51,652)	(71,185)

Inventories, net	$-	$-

The provision of inventory reversal for the year ended December 31, 2021 and 2020 were $21,111 and $89,148 respectively.

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

(F/K/A VIBE WIRELESS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Sales:

Customer	As at December 31, 2021		As at December 31, 2020
A	$112,362	77%	$29,743	34%
B	25,917	18%	18,555	21%
C	6,820	5%	9,278	11%
D	-	-%	7,944	9%
E	-	-%	5,219	6%
Total	$145,099	100%	$70,739	81%

Purchases:

Supplier	As at December 31, 2021		As at December 31, 2020
AA	$72,113	99%	$37,302	100%
BB	1,022	1%	-	-%
CC	-	-%	-	-%
DD	-	-%	-	-%
EE	-	-%	-	-%
Total	$73,135	100%	$37,302	100%

NOTE 9. OTHER PAYABLES

Other payables consisted of the following:

	December 31, 2021	December 31, 2020

Amount due to third parties	251,561	245,088
Payables to employees	$2,011	$1,960
Miscellaneous	10,645	8,097

Total other payables	$264,217	$255,145

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

The following table sets forth the computation of basic and diluted net income per common share:

Period ended December 31,	Dec 31, 2021		Dec 31, 2020

Net loss attributable to ordinary shareholders for computing basic net loss per ordinary share
-Continuing	$(499,777)		$(392,462)
-Discontinued	$-		$(3,565)
Weighted-average shares of common stock outstanding in computing net loss per common stock
Basic	160,790,000		160,790,000
Diluted	160,790,000		160,790,000
Basic and Diluted loss per share of common stock-
-Continuing	(0.311	)cents	(0.244	)cents
-Discontinued	-		(0.002	)cents

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

	Dec 31, 2021	Dec 31, 2020

Salaries and wages - Lo Kwok Leung	$11,708	$21,661
Director fees - Lam Ching Wan, William	46,317	46,416
Director fees - Ma Wai Kin	30,878	30,944
Director fees - Leung Kwong Tak	32,422	18,965

Total salaries and director fees	$121,325	$117,986

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

Related party balances included in the statement of financial position are all non-interest bearing, unsecured and due on demand., A breakdown is as follows:

Amount as at	December 31, 2021	December 31,2020
Amount due to related parties:
Holmsun Capital Limited (a) (b)	5,797,204	5,745,866
	$5,797,204	$5,745,866

(a)	Common director, LEUNG Kwong Tak of operating subsidiary Lutu International Biotechnology Limited
(b)	Common shareholder, LEUNG Kwong Tak of operating subsidiary Lutu International Biotechnology Limited

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

(F/K/A VIBE WIRELESS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. INCOME TAXES

The Company and its subsidiaries have no operation in United States, Cayman Islands and British Virgin Islands, and are not subject to any domestic income tax. Therefore, no domestic income tax of United States, Cayman Islands and British Virgin Islands are paid in the year ended December 31, 2021 and 2020 respectively.

Hong Kong Prolific Mineral Resources Holdings Limited was incorporated in Hong Kong and is subjected to Hong Kong profits tax rate of 16.5% for the year ended December 31, 2021 and 2020. Income tax (reversal) expense amounted to $Nil for the year ended December 31, 2021 and 2020.

A reconciliation of the provision for income taxes with amounts determined by applying the Hong Kong profit rate of 16.5% to income before income taxes is as follows:

	December 31, 2021	December 31,2020

Profit (Loss) before income tax	$(265,506)	$(270,342)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable loss	$(265,506)	$(270,342)
Hong Kong Profits Tax rate	16.5%	16.5%
Current tax credit	$43,808	$44,606
Less: Valuation allowance	(43,808)	(44,606)
	$-	$-

No deferred tax has been provided as there are no material temporary differences arising during the year ended December 31, 2021 and 2020.

Shanxi Green Biotechnology Industry Company Limited and Shenzhen Qianhai Lutu Supply Chain Management Company Limited (deregistered on April 7, 2020) were incorporated in the PRC and are subjected to income taxes under the current laws of the PRC. The EIT rate of PRC was 25% for the year ended December 31, 2021 and 2020.

Profit (loss) before income tax of $(234,271) and $(125,782) for the year ended December 31, 2021 and 2020 respectively, were attributed to operations in China. The income tax expenses consisted of the following:

	December 31, 2021	December 31, 2020

Profit (Loss) before income tax	$(234,271)	$(125,782)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable loss	$(234,271)	$(125,782)
China Enterprise Income Tax rate	25%	25%
Current tax credit	$58,568	$31,446
Less: Valuation allowance	(58,568)	(31,446)
	$-	$-

No deferred tax has been provided as there are no material temporary differences arising during the year ended December 31, 2021 and 2020.

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

In the year ended December 31, 2021 and 2020, the Company is regarded as a single operating segment, being engaged in the manufacturing of bio-fertilizer. This principal activity and geographical market are substantially based in China, accordingly, no operating or geographical segment information are presented.

NOTE 14. COMPREHENSIVE INCOME

Total comprehensive income includes, in addition to net income, changes in equity that are excluded from the consolidated statements of income and are recorded directly into a separate section of shareholders’ equity on the consolidated balance sheets. Comprehensive income and its components consist of the following:

Year Ended December 31	2021	2020

Net loss	$(499,777)	$(396,027)
Other comprehensive income, net of tax
Foreign currency translation adjustment	(2,171)	(103,991)

Comprehensive loss	$(501,948)	$(500,018)

NOTE 15. DISCONTINUED OPERATIONS

On September 26, 2019, the Company has resolved to discontinue the operation of the subsidiary company, Shenzhen Qianhai Lutu Supply Chain Management Company Limited. On September 26, 2019 and onwards, any operation from Shenzhen Qianhai Lutu Supply Chain Management Company Limited has been classified as discontinued operations on the statement of operations. Previous period’s operation has been similarly classified for comparative purposes. A breakdown of discontinued operation for the year ending December 31, 2021 and 2020 is as follows:

Year Ended December 31	2021	2020

Operating expenses
Selling expenses	$-	$-
General and administrative expenses	-	-
Loss from operations	-	-
Non-operating income (expense)		-
Interest income	-	-
Interest expense	-	-
Other income	-	-
Other expense	-	-
Loss on deregister of subsidiary	-	(3,565)
Loss before income taxes	-	-
Income tax	-	-

Net loss	$-	$(3,565)

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

On November 15 2021, Yao Gui Mu withdrew the claim against the Shanxi Subsidiary. Although Yao Gui Mu did not disclose the reason which led to his decision of such withdraw, according to the company’s lawyer it is likely due to Yao Gui Mu’s lack of sufficient evidence as it was found by the District People’s Court of Jin Zhong City, Yu Ci District. It is therefore less likely that Yao Gui Mu could bring the claim against the Shanxi Subsidiary again unless he can prove the existence of the loan.

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

NOTE 17. COMMON STOCK

On January 17, 2022, as a result of a private sale transactions, all of the issued and outstanding shares of common stock of Able Lead Holdings Limited were transferred from Leung Kwong Tak, Michael to Well Supreme International Limited (the “Purchaser”).

Able Lead Holdings Limited was the holder of 75,674,200 shares (the “Shares”), comprising about 47.064% of the issued shares of the Company. Through the purchase of all of the issued and outstanding shares of common stock of Able Lead Holdings Limited, the Purchaser became the owner of the Shares.

The Purchaser is a company incorporated in the BVI and is beneficially owned by Lam Ching Wan, William and Ho Mee Kuen, Karen (“Karen Ho”), with respective shareholding of 0.1% and 99.9% of all the issued shares of the Purchaser.

Karen Ho is the wife of Lam Ching Wan, William and is regarded as a related party to him. As a result, Lam Ching Wan, William is holding, in addition to the 3.732% of the issued shares of the Company (through Harcourt Capital Limited), totally approximately 50.796% of the voting rights of the issued and outstanding share capital of the Company on a fully-diluted basis of the Company, and became the controlling shareholder.

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

Management has evaluated all activities and concluded that there were no other subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements except for the disclosures in Note 17 and the mentioned above matters.

All subsequent events are being disclosed in the Company’s annual reports that are currently in preparation for filing. Such events shall be described in detail therein.

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