Form 10-Q
period 2022-03-31
GREEN VISION BIOTECHNOLOGY CORP.
filed 2022-05-23
CIK 1571804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _____________ to ____________

Commission File No. No. 000-55210

GREEN VISION BIOTECHNOLOGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	7380	98-1060941
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

Rooms 1804-06, 18/F., Wing On House, 71 Des Voeux Road Central,

Hong Kong SAR, China

852-94929967

(Address and telephone of principal executive offices)

Securities registered pursuant to Section 12(b) of the Exchange Act: None.

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock par value $0.001 per share	GVBT	N/A

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

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☒     No ☐

No market value has been computed as of March 31, 2022 based upon the fact that no active trading market has been established.

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the most practicable date: As of May 23, 2022, there were 160,790,000 shares of Common Stock of the Issuer outstanding.

PART I. FINANCIAL INFORMATION

ITEM: 1 FINANCIAL STATEMENTS

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Note	March 31, 2022	December 31, 2021
ASSETS		(Unaudited)	(Audited)
Cash and cash equivalents		$11,777	$6,507
Inventories, net	7	-	-
Advance to suppliers		23,026	22,955
Other receivables	4	404	320
Asset held for disposal		79,162	-
Total current assets		114,369	29,782

Property, plant and equipment, net	5	939,995	2,073,211
Intangible assets	6	814,577	818,403
Restricted cash		775	772
Total non-current assets		1,755,347	2,892,386
TOTAL ASSETS		$1,869,716	$2,922,168
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable		$19,987	$19,926
Advances from customer		79,178	16
Accrued expenses		287,649	294,511
Accrued payroll		20,529	18,260
Other payables	9	266,179	264,217
Other tax payables		16,871	16,819
Amount due to related parties	11	5,780,284	5,797,204
Amount due to shareholder		4,447,215	4,427,704
Total current liabilities		10,917,892	10,838,657
TOTAL LIABILITIES		$10,917,892	$10,838,657

Stockholders’ equity
Common stock, $0.001 par value per share, authorized 750,000,000 and 750,000,000 shares, issued and outstanding 160,790,000 shares at March 31, 2022, and December 31, 2021 respectively		160,790	160,790
Additional paid-in capital		(282,209)	(282,209)
Accumulated other comprehensive loss		(134,459)	(157,334)
Accumulated deficit		(8,792,298)	(7,637,736)
TOTAL STOCKHOLDERS’ DEFICIT		(9,048,176)	(7,916,489)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$1,869,716	$2,922,168

See accompanying notes to unaudited consolidated financial statements

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Note	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
		$	$
Revenue, net		$-	$64,473
Cost of Sales		-	32,753

Gross (loss)/ profit		$-	$31,720

Operating expenses
Selling expenses		-	(25,280)
General and administrative expenses		(130,355)	(113,330)

(Loss)/income from operations		$(130,355)	$(106,890)

Non-operating income (expense)
Interest income		4	4
Interest expense		(1,541)	(510)
Other income		-	1,484
Other expense		(1,022,670)	(21)

(Loss)/income before income taxes		$(1,154,562)	$(105,933)

Income tax	12	-	-

Net (loss)/income		$(1,154,562)	$(105,933)

Net loss attributable to the Company		$(1,154,562)	$(105,933)

Foreign currency translation adjustment		22,875	1,753

Comprehensive loss	14	$(1,131,687)	$(104,180)

Loss per share of common stock - Basic and diluted
Continuing operations	10	$(0.718 cents)	$(0.066 cents)
Discontinued operations	10	$-	$-

Weighted average number of common shares outstanding -basic and diluted		160,790,000	160,790,000

See accompanying notes to unaudited consolidated financial statements

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME

(UNAUDITED)

	Number of common shares outstanding	Amount	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficits	Total stockholders’ equity/ (deficit)

Balance, January 1, 2021	160,790,000	$160,790	(282,209)	(155,163)	(7,137,959)	$(7,414,541)
Net loss	-	-	-	-	(105,933)	(105,933)
Foreign currency translation adjustment	-	-	-	1,753	-	1,753

Balance, March 31, 2021	160,790,000	$160,790	(282,209)	(153,410)	(7,243,892)	$(7,518,721)

Balance, January 1, 2022	160,790,000	$160,790	(282,209)	(157,334)	(7,637,736)	$(7,916,489)
Net loss	-	-	-	-	(1,154,562)	(1,154,562)
Foreign currency translation adjustment	-	-	-	22,875	-	22,875

Balance, March 31, 2022	160,790,000	$160,790	(282,209)	(134,459)	(8,792,298)	$(9,048,176)

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended March 31,
	2022	2021
Cash flows provided by (used in) continuing operating: activities:
Net loss	$(1,154,562)	$(105,933)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	36,355	35,961
Amortization of intangible assets	6,339	6,208
Inventory provision reversal	-	(94,854)
Impairment of property, plant and equipment	1,022,670	-
Changes in assets and liabilities:
Accounts receivable	-	-
Inventories	-	92,869
Advances to suppliers	-	(1,084)
Other receivables	(83)	1,008
Restricted cash	(1)	(16)
Accounts payable	-	-
Advances from customer	79,056	7,404
Other payables	1,147	1,959
Other tax payables	-	(5,920)
Accrued payroll	2,209	(38)
Accrued expenses	(5,654)	38,269
Amount due to related parties	4,610	31,669
Net cash flows provided by (used in) operating activities	(7,914)	7,502
Cash flows provided by (used in) investing activities:
Proceeds from sale of property, plant and equipment	-	-
Net cash flows used for investing activities	-	-
Cash flows provided by (used in) financing activities:
Amounts due to shareholder	13,214	197,415
Net cash flows provided by (used in) financing activities	13,214	197,415

Cash flows provided by (used in) discontinued operating activities:
Net cash provided by (used in) investing activities of discontinued operations	-	-
Net cash flows provided by discontinued operations	-	-

Net increase (decrease) in cash and cash equivalents	5,300	204,917
Effect of foreign currency translation	(30)	(102)
Cash - beginning of period	6,507	26,734
Cash - end of period	$11,777	$231,549
Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes	$-	$-

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

The Expiration of the Consulting Services Agreement, Operating Agreement and Proxy Agreement

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

The above-mentioned Consulting Services Agreement, Operating Agreement and Proxy Agreement entered between the Company, Lutu International and Able Lead on May 12, 2017 were for 5 years terms. Accordingly, all these agreements have expired on May 11, 2022.

Furthermore, since the issuance of common stock to Able Lead Holdings Limited on July 30, 2019, the Company became the 100% shareholder of Lutu International Limited, the Company is of the view that there is no longer any need for the Company to renew and extend these agreements to achieve the previous objectives of these agreements.

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

Below is a table with foreign exchange rates used for translation:

For the three months and year ended, (Average Rate)	Mar. 31, 2022		Dec 31, 2021		Mar. 31, 2021
Chinese Renminbi (RMB)	RMB	6.34720	RMB	6.47134	RMB	6.48433
United States dollar ($)		$1.00000		$1.00000		$1.00000

As of (Closing Rate)	Mar. 31, 2022		Dec 31, 2021		Mar. 31, 2021
Chinese Renminbi (RMB)	RMB	6.33930	RMB	6.44795	RMB	6.55362
United States dollar ($)		$1.00000		$1.00000		$1.00000

For the three months and year ended, (Average Rate)	Mar. 31, 2022		Dec 31, 2021		Mar. 31, 2021
Hong Kong (HKD)	HKD	7.80510	HKD	7.77260	HKD	7.75720
United States dollar ($)		$1.00000		$1.00000		$1.00000

As of (Closing Rate)	Mar. 31, 2022		Dec 31, 2021		Mar. 31, 2021
Hong Kong (HKD)	HKD	7.83210	HKD	7.79580	HKD	7.77390
United States dollar ($)		$1.00000		$1.00000		$1.00000

For the three months and year ended, (Average Rate)	Mar. 31, 2022		Dec 31, 2021		Mar. 31, 2021
Hong Kong (HKD)	HKD	1.22930	HKD	1.20480	HKD	1.19630
Chinese Renminbi (RMB)		$1.00000		$1.00000		$1.00000

As of (Closing Rate)	Mar. 31, 2022		Dec 31, 2021		Mar. 31, 2021
Hong Kong (HKD)	HKD	1.23520	HKD	1.22570	HKD	1.18620
Chinese Renminbi (RMB)		$1.00000		$1.00000		$1.00000

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARYOF SIGNIFICANT ACCOUNTING policies (continued)

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

During the three months ended March 31, 2022 and 2021, the provision of sales return were $Nil respectively.

Cost of Goods Sold

Cost of goods sold includes the cost of materials, labor, and relevant manufacturing expenses.

Selling Expenses

Selling expenses include packaging and shipping costs, as well as advertising and certain expenses associated with operating the Company’s corporate headquarters.

Advertising Costs

The Company expensed all advertising costs as incurred. Advertising expense, net of reimbursement from suppliers, amounted to$Niland $Nilfor the three months ended March31, 2022 and 2021 respectively. Advertising expense is included in selling expense and general and administrative expenses in the accompanying consolidated statements of income.

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.Summary of significant accounting policies (continued)

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

The Company did not have a lease that met the criteria of a capital lease. Leases that do not qualify as a capital lease are classified as an operating lease. Operating lease rental expenses included in selling, general and administrative expenses for the three months ended March 31, 2022 and 2021 were $Nil and $Nil respectively.

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

During the quarter ended March 31, 2022 and year ended December 31, 2021, the provision of doubtful debts were $Nil and $Nil respectively.

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. Summary of significant accounting policies (continued)

Inventories

Inventories primarily consists raw materials, work in progress, finished goods and goods on consignment of manufactured products and merchandise. Inventories are stated at lower of cost or market and net realizable value.

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

During the quarter ended March 31, 2022 and year ended December 31, 2021, the provision of inventory reversal were $Nil and $21,111 respectively.

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

The Company performed an annual impairment test as of the fiscal year ended December 31, 2021, and a quarter review as of the period ended March 31, 2022, and determined that the impairment loss in the amount of $Nil and $Nil were recorded respectively.

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

During the reporting periods, the Company performed the evaluation and there was $1,022,670 of impairment loss.

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

The total amounts for such employee benefits which were expensed were $771 and $1,100 for the three months ended March 31, 2022 and 2021 respectively.

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

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. GOING CONCERN

As of March 31, 2022 and December 31, 2021, the Company has an accumulated deficit of $8,792,298 and $7,637,736 respectively, and its current liabilities exceed its current assets resulting in negative working capital of $10,803,523 and $10,808,875 respectively. In view of the matters described above, recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company’s ability to raise additional financing and to succeed in its future operations. The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors and/or stockholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. OTHER RECEIVABLES

Other receivables consisted of the following:

	March 31, 2022	December 31,2021
	(unaudited)	(audited)
Deposits	$109,973	$109,636
Prepaid expenses	1,081	994
Advance to employee	13,003	12,964

Less: Allowance for doubtful debts	(123,653)	(123,274)

Total	$404	$320

NOTE 5. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	March 31, 2022	December 31,2021
	(unaudited)	(audited)
Buildings	$1,434,947	$3,108,160
Machinery & equipment	-	-
Office equipment	66,919	66,723
Motor vehicles	72,025	71,804

Total property, plant and equipment	1,573,891	3,246,687
Less: accumulated depreciation and impairment charges	(633,896)	(1,173,476)

Total property, plant and equipment, net	$939,995	$2,073,211

The depreciation expenses for the three months ended March 31, 2022 and 2021 were $36,355 and $35,961 respectively.

NOTE 6. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31, 2022	December 31,2021
	(unaudited)	(audited)
Land use rights	$1,269,470	$1,265,572
Software system	1,385	1,380
Less - accumulated amortization	(456,278)	(448,549)

Total intangible assets, net	$814,577	$818,403

The amortization expenses of land use rights and software systems for the three months ended March 31, 2022 and 2021 were $6,339 and $6,208 respectively.

Future amortization of land use rights and software systems is as follows:

Years ending December 31,	Amount
2022	$19,017
2023	25,356
2024	25,356
2025	25,356
2026	25,356
Thereafter	694,136

Total	$814,577

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. INVENTORIES

Inventories consisted of the following:

	March 31, 2022	December 31, 2021
	(unaudited)	(audited)
Raw material	$49,067	$48,916
Finished goods	1,705	1,700
Goods on consignment	1,039	1,036
Less: Provision of inventory	(51,811)	(51,652)

Inventories, net	$-	$-

During the quarter ended March 31, 2022 and 2021, the provision of inventory were $Nil and $Nil respectively.

During the quarter ended March 31, 2022 and 2021, the reversal of provision for inventory were $Nil and $94,854 respectively.

NOTE 8. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Sales:

Customer	As at March 31, 2022		As at December 31, 2021
A	$-	-%	$112,362	77%
B	-	-%	25,917	18%
C	-	-%	6,820	5%
D	-	-%	-	-%
E	-	-%	-	-%
Total	$-	-%	$145,099	100%

Purchases:

Supplier	As at March 31, 2022		As at December 31, 2021
AA	$-	-%	$72,113	99%
BB	-	-%	1,022	1%
CC	-	-%	-	-%
DD	-	-%	-	-%
EE	-	-%	-	-%
Total	$-	-%	$73,135	100%

NOTE 9. OTHER PAYABLES

Other payables consisted of the following:

	March 31, 2022	December 31,2021
	(unaudited)	(audited)
Amount due to third parties	252,335	251,561
Payables to employees	2,017	2,011
Miscellaneous	$11,827	$10,645

Total other payables	$266,179	$264,217

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

The following table sets forth the computation of basic and diluted net income per common share:

Period ended March 31,	March 31, 2022 (unaudited)		March 31, 2021 (unaudited)

Net loss attributable to ordinary shareholders for computing basic net loss per ordinary share	$
-Continuing		$(1,154,562)	$(105,933)
-Discontinued		$-	$-
Weighted-average shares of common stock outstanding in computing net loss per common stock
Basic		160,790,000	160,790,000
Diluted		160,790,000	160,790,000
Basic and Diluted loss per share of common stock-
-Continuing		(0.718)cents)	(0.066)cents
-Discontinued		-	-

NOTE 11. AMOUNT DUE FROM / TO RELATED PARTIES

Key management compensation

The Company incurred the following compensation with key management personnel, which are defined by ASC 850, Related Party Disclosures, as those persons having authority and responsibility for planning, directing and controlling the activities of the Company, including directors and management.

	March 31, 2022 (unaudited)	Dec 31, 2021 (audited)

Salaries and wages - Lo Kwok Leung	$5,018	$11,708
Director fees - Lam Ching Wan, William	11,579	46,317
Director fees - Ma Wai Kin	7,719	30,878
Director fees - Leung Kwong Tak	7,295	32,422

Total salaries and director fees	$31,611	$121,325

Related party transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. Balances and transactions between the Company and its subsidiary have been eliminated on consolidation and are not disclosed in this note.

Related party balances included in the statement of financial position are all non-interest bearing, unsecured and due on demand.

The details for amount due to related parties were as follows:

Amount as at	March 31, 2022	December 31,2021
	(unaudited)	(audited)
Holmsun Capital Limited (a) (b)	5,780,284	5,797,204
	$5,780,284	$5,797,204

(a)	Common director, LEUNG Kwong Tak of operating subsidiary Lutu International Biotechnology Limited
(b)	Common shareholder, LEUNG Kwong Tak of operating subsidiary Lutu International Biotechnology Limited

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. INCOME TAXES

The Company and its subsidiaries have no operation in United States, Cayman Islands and British Virgin Islands, and are not subject to any domestic income tax. Therefore, no domestic income tax of United States, Cayman Islands and British Virgin Islands are paid in the quarter ended March 31, 2022 and year ended December 31, 2021.

Hong Kong Prolific Mineral Resources Holdings Limited was incorporated in Hong Kong and is subjected to Hong Kong profits tax rate of 16.5% for the three months ended March 31, 2022 and 2021. Income tax (reversal) expense amounted to $Nil for the quarter ended March 31, 2022 and year ended December 31, 2021.

A reconciliation of the provision for income taxes with amounts determined by applying the Hong Kong profit rate of 16.5% to income before income taxes is as follows:

	March 31, 2022	December 31, 2021
	(unaudited)	(audited)
Profit (Loss) before income tax	$(49,251)	$(265,506)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable loss	$(49,251)	$(265,506)
Hong Kong Profits Tax rate	16.5%	16.5%
Current tax credit	$8,126	$43,808
Less: Valuation allowance	(8,126)	(43,808)

No deferred tax has been provided as there are no material temporary differences arising during the quarter ended March 31, 2022 and year ended December 31, 2021.

Shanxi Green Biotechnology Industry Company Limited was incorporated in the PRC and are subjected to income taxes under the current laws of the PRC. The EIT rate of PRC was 25% for the quarter ended March 31, 2022 and year ended December 31, 2021.

Profit (loss) before income tax of $ (1,105,311) and $(234,271) for the quarter ended March 31, 2022 and year ended December 31, 2021 respectively, were attributed to operations in China. The income tax expenses consisted of the following:

	March 31, 2022	December 31, 2021
	(unaudited)	(audited)
Profit (Loss) before income tax	$(1,105,311)	$(234,271)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable profit (loss)	$(1,105,311)	$(234,271)
China Enterprise Income Tax rate	25%	25%
Current tax credit(debit)	$276,328	$58,568
Less: Valuation allowance	(276,328)	(58,568)

No deferred tax has been provided as there are no material temporary differences arising during the quarter ended March 31, 2022 and year ended December 31, 2021.

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

In the quarter ended March 31, 2022 and year ended December 31, 2021, the Company is regarded as a single operating segment, being engaged in the manufacturing of bio-fertilizer. This principal activity and geographical market are substantially based in China, accordingly, no operating or geographical segment information are presented.

NOTE 14. COMPREHENSIVE INCOME

Total comprehensive income includes, in addition to net income, changes in equity that are excluded from the consolidated statements of income and are recorded directly into a separate section of shareholders’ equity on the consolidated balance sheets. Comprehensive income and its components consist of the following:

Period and Year Ended	March 31, 2022	December 31, 2021
	(unaudited)	(audited)
Net loss	$(1,154,562)	$(499,777)
Other comprehensive income, net of tax
Foreign currency translation adjustment	22,875	(2,171)

Comprehensive loss	$(1,131,687)	$(501,948)

GREEN VISION BIOTECHNOLOGY CORP.AND SUBSIDIARIES

NOTES TOUNAUDITEDCONSOLIDATEDFINANCIAL STATEMENTS

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

Lockdown in various cities in mainland China significantly reduced the commercial activities in the industry which has very significant negative impact to the Company.

Disposal of property

On April 3, 2022, the Board of directors after consideration of the business development and opportunity in the best interest of the Company, the Board passed a resolution to demolish part of the warehouse property in Shanxi subsidiary which was used in the production but was in idol in last quarter.  The demolish parts will be disposed and the fund received will be used as the working capital of the Company.

Memorandum of Understanding

On April 29, 2022, the Company announced that the Company entered into a Memorandum of Understanding (“MOU”) with International Supply Chain Alliance Company Limited (“ISCA”), a provider of logistics knowhow and software to warehouse operators and shippers in China and Southeast Asia countries on the even date. The MOU states, inter alia, that the Company intends to collaborate with ISCA by acquiring all of its subsidiaries and existing contractual benefits.

The Company and ISCA shall utilize their best endeavors in entering into Definitive Agreements to realize the intended collaboration prior to October 31, 2022. The intended collaboration with ISCA, as described in the MOU, allows the Company to expand its existing business scope beyond the green product sector and further into the agricultural sector. The Company intends to fully utilize ISCA’s trading platform and data in delivering to existing and future alliance members the resulting product suite which could include a new and wide array of agricultural products.

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

Result of Operations for the Three months ended March 31, 2022 and 2021

Revenue was $Nil for the three months ended March 31, 2022 (“Q1”), decreased by $64,473, or 100.0% from $64,473 for the three months ended March 31, 2021 (“Comparable Quarter”). The decrease in revenue during the Q1 as compared to the Comparable Quarter was due to the significant decrease in activities resulted of [the various lockdown of cities in mainland China and management in preparation for a progressive change on the business model for a new opportunity].

Cost of sales was decreased by $32,753, or 100.0% from $32,753 in the Comparable Quarter to $Nil in Q1. The decrease was corresponding with the decrease in the sales revenue.

Gross profit was decreased by $31,720, or 100.0% from $31,720 in the Comparable Quarter to $Nil in Q1. In terms of percentage of revenue, the gross profit percentage was decreased to 0% for Q1 as compared to 49.2% for the Comparable Quarter. The decrease of gross profit was corresponding with the decrease in the sales revenue.

Selling expenses were decreased by $25,280 or 100.0% from $25,280 for the Comparable Quarter to $Nil in Q1. In terms of percentage of revenue, the rates were 0% in Q1 compared to 39.2% in the Comparable Quarter. There were no selling expenses because no sales occurred.

General and administrative expenses were increased by $17,025, or 15.0% from $113,330 for the Comparable Quarter to $130,355 for Q1. The increase was primarily due to the increment in consulting fees in Q1.

Other expenses were increased by $1,022,649 from $21 for the Comparable Quarter to $1,022,670 for Q1. The significant increase was due to the impairment of property, plant and equipment of $1,022,670 resulted of the Board resolution to demolish the production plant in Shanxi subsidiary.

The following is a summary of general and administrative expenses for the three months ended March 31, 2022, and 2021.

	March 31, 2022	March 31, 2021	Difference
	Unaudited	Unaudited
Consulting fees	$28,572	$4,630	$23,942
Salary and payroll expenses	42,749	38,862	3,887
Professional fees	11,527	21,079	(9,552)
Travel and entertainment	2,816	2,055	761
Depreciation and amortization	42,694	42,169	525
Others	1,997	4,535	(2,538)
	$130,355	$113,330	$17,025

Consulting fees were increased by $23,942, or 517.1%, from $4,630 in Comparable Quarter to $28,572 in Q1.

Our salary and payroll expenses were increased by $3,887 or 10.0%, to $42,749 in Q1, as compared to $38,862 in the Comparable Quarter. We anticipate that salary and wages on payroll expenses will rise in future periods as it becomes necessary to increase our staff in order to enhance our management quality for the listing requirement and to increase our production activities.

Professional fees were decreased by $9,552, from $21,079 in Comparable Quarter to $11,527 in Q1.

Travel and entertainment expenses were increased by $761, or 37.0%, from $2,055 in Comparable Quarter to $2,816 in Q1. The increase of travel and entertainment expenses was due to the increase of project-based travelling activities.

Depreciation and amortization expenses were increased by $525, or 1.2%, from $42,169 in Comparable Quarter to $42,694 in Q1.

Others include items such as office expenses, software related costs, telephone and a variety of other miscellaneous expenses. None of these expenses alone changed significantly, as the difference was $2,538, or 56.0% decrease from $4,535 in Comparable Quarter to $1,997 in Q1.

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

Our loss from operations was increased by $23,465 or 22.0%, to negative $130,355 in Q1, from negative $106,890 in Comparable Quarter.

Non-operating expenses (income) was increased by $1,025,164 to expenses of $1,024,207 in Q1, from income of $957 in Comparable Quarter, of which mainly due to the increase of other expenses by $1,022,649 from $21 in Comparable Quarter to $1,022,670 in Q1 which was mainly due to the impairment of property, plant and equipment.

The net loss attributed to the Company was increased by $1,048,629, or 989.9% to negative $1,154,562 in Q1, as compared to negative $105,933 in Comparable Quarter.

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

Working capital

At March 31, 2022, we had a working capital deficit of $10,803,523, as compared to a working capital deficit of $10,808,875 at December 31, 2021. Of the working capital deficit at March 31, 2022, $10,227,499 was amount due to related parties and shareholder. Excluding the amounts due to related parties and shareholder, we would have had a negative working capital of $576,024 at March 31, 2022. As comparison, for the working capital deficit at December 31, 2021, $10,224,908 was amount due to related parties and holding. Excluding the amounts due to related parties and holding company, we would have had a negative working capital of $583,967 at December 31, 2021. The amounts due to related parties and shareholder are unsecured, interest free and repayable on demand.

Operating activities

During the three months ended March 31, 2022, operating activities used cash in operations of $7,914, and for the comparable year ended March 31, 2021, operating activities provided cash in operations of $7,502. The use of cash in operating activities for the three months ended March 31, 2022 was mainly derived from a net loss of $1,154,562 with non-cash items of $42,694 ($36,355 plus $6,339) in depreciation and amortization, $1,101,726 in impairment of property, plant and equipment, negative $79,056 in asset held for disposal; moreover, there was an increased in cash of $79,056 in advances from customer; an increased in cash of $2,209 in accrued payroll and an increase in cash of $4,610 in amount due to related parties, which were offset by a decrease in cash of negative $5,654 in accrued expenses. As comparison, the use of cash in operating activities for the three months ended March 31, 2021 was mainly derived from a net loss of $105,933 with non-cash items of $42,169 ($35,961 plus $6,208) in depreciation and amortization, negative $94,854 in inventory provision reversal; moreover, there was an increased in cash of $92,869 in inventory; an increased in cash of $38,269 in accrued expenses and an increase in cash of $31,669 in amount due to related parties, which were offset by a decrease in cash of negative $5,920 in other tax payables.

Investing Activities

During the three months ended March 31, 2022, investing activities provided $Nil of cash; and for comparable three months ended March 31, 2021, investing activities provided $Nil of cash.

Financing Activities:

During the three months ended March 31, 2022, financing activities provided cash of $13,214; and for comparable three months ended March 31, 2021 financing activities provided cash of $197,415. The change of cash provided by financing activities was derived from the changes in the amounts due to our shareholder.

As at March 31, 2022, net cash and cash equivalents balance was $11,777 as compared to balance $6,507 as at December 31, 2021.

As of March 31, 2022, stockholder’s equity was negative $9,048,176, compared to a negative equity of $7,916,489 at December 31, 2021.

The provision of inventory balance were $51,811 as at March 31, 2022 as compared to $51,652 as at December 31, 2021, and the reversal of provision for inventory were $Nil in Q1 and in the Comparable Quarter. The source of fund for supporting the Company’s business operation was loans from directors and shareholders. In the event the directors and shareholders do not continue to support the Company’s business operation, the Company could be short of funds and may not be able to operate any longer. The amounts due to related parties and director are interest-free loans. These loans are unsecured and have no fixed repayment terms.

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

Since 2018, the Company provided full amount of provision on inventory to reflect the financial condition and results of operations. While the estimated inventory provision was physically been used for production, a reversal in the provision will revert back into the cost of sales for the production of products through self-production and sub-contracting production, or reflect back to the other income/expense while being sale for disposal of obsolete.

The reduction in production was further worsened in 2021 and as a result the Company changed the products mix to become 100% purchase merchandise from outside supplier instead of self-production or sub-contracting. The change provided the Company to have a flexibility to sell products with higher margin to customers via our marketing network, but in consequence with a higher commission expenses. The Company will continue to operate in this flexible marketing strategy in the short run until we can find a new business opportunity.

On April 29, 2022, the Company has entered into a Memorandum of Understanding (“MOU”) with International Supply Chain Alliance Company Limited (“ISCA”), a provider of logistics knowhow and software to warehouse operators and shippers in China and Southeast Asia countries on the even date. The MOU states, inter alia, that the Company intends to collaborate with ISCA by acquiring all of its subsidiaries and existing contractual benefits. The Company and ISCA shall utilize their best endeavors in entering into Definitive Agreements to realize the intended collaboration prior to October 31, 2022. The intended collaboration with ISCA, as described in the MOU, allows the Company to expand its existing business scope beyond the green product sector and further into the agricultural sector. The Company intends to fully utilize ISCA’s trading platform and data in delivering to existing and future alliance members the resulting product suite which could include a new and wide array of agricultural products.

Subsequent to MOU agreement, the Board of directors after consideration of the business development and opportunity in the best interest of the Company, the Board passed a resolution to demolish part of the property in Shanxi subsidiary which was used in the production but was in idol in last quarter.  The demolish parts will be disposed and the fund received will be used as the working capital of the Company.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent auditors' report accompanying our December 31, 2021 audited financial statements filed in Form 10-K on March 31, 2022 contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

Disclosure Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

An evaluation was conducted by an officer under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based on that evaluation, our management concluded that, due to the material weakness in the Company’s internal controls over financial reporting as discussed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2021, our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three months period ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting have come to Management’s attention during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Limitations on Controls

Management does not expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

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

GREEN VISION BIOTECHNOLOGY CORP.

Date: May 23, 2022	By:	/s/ William Ching Wan Lam
William Ching Wan Lam
Chief Executive Officer

Date: May 23, 2022	By :	/s/ Kwok Leung Lo
Kwok Leung Lo
Chief Financial Officer

