Form 10-Q
period 2022-06-30
GREEN VISION BIOTECHNOLOGY CORP.
filed 2022-08-22
CIK 1571804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Securities registered pursuant to Section 15(d) of the Exchange Act:

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

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☒     No ☐

No market value has been computed as of June 30, 2022 based upon the fact that no active trading market has been established.

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the most practicable date: As of August 22, 2022, there were 160,790,000 shares of Common Stock of the issuer outstanding.

PART I. FINANCIAL INFORMATION

ITEM: 1 FINANCIAL STATEMENTS

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Note	June 30, 2022	December 31, 2021
ASSETS		(Unaudited)	(Audited)
Cash and cash equivalents		$17,405	$6,507
Accounts receivable, net of allowance for doubtful accounts		-	-
Inventories, net	7	-	-
Advance to suppliers		21,790	22,955
Other receivables	4	192	320
Total current assets		39,387	29,782

Property, plant and equipment, net	5	873,412	2,073,211
Intangible assets	6	764,844	818,403
Restricted cash		738	772
Total non-current assets		1,638,994	2,892,386
TOTAL ASSETS		$1,678,381	$2,922,168
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable		$18,914	$19,926
Advances from customer		15	16
Accrued expenses		321,380	294,511
Accrued payroll		23,312	18,260
Other payables	9	252,958	264,217
Other tax payables		-	16,819
Amount due to related parties	11	5,784,550	5,797,204
Amount due to shareholder		4,259,745	4,427,704
Total current liabilities		10,660,874	10,838,657
TOTAL LIABILITIES		$10,660,874	$10,838,657

Stockholders’ equity
Common stock, $0.001 par value per share, authorized 750,000,000 and 750,000,000 shares, issued and outstanding 160,790,000 shares at June 30, 2022, and December 31, 2021 respectively		160,790	160,790
Additional paid-in capital		(282,209)	(282,209)
Accumulated other comprehensive loss		18,615)	(157,334)
Accumulated deficit		(8,879,689)	(7,637,736)
TOTAL STOCKHOLDERS’ DEFICIT		(8,982,493)	(7,916,489)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$1,678,381	$2,922,168

See accompanying notes to unaudited consolidated financial statements

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Note	Three Months Ended Jun 30, 2022	Three Months Ended Jun 30, 2021	Six Months Ended Jun 30,2022	Six Months Ended Jun 30,2021
		$	$	$	$
Continuing operations		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue, net		-	80,216	-	144,689
Cost of goods sold		-	41,211	-	73,964
Gross profit		-	39,005	-	70,725

Operating expenses
Selling expenses		-	33,504	-	58,784
General and Administrative expenses		90,336	136,171	220,691	249,501
Total operating expenses		90,336	169,675	220,691	308,285

(Loss)/Income from operations		(90,336)	(130,670)	(220,691)	(237,560)

Non-operating income(expense)
Interest income		7	3	11	7
Interest expenses		(802)	(1,095)	(2,343)	(1,605)
Other income		8,972	5,973	8,972	7,457
Other expense		(5,232)	-	(1,027,902)	(21)

(Loss)/Income before income taxes		(87,391)	(125,789)	(1,241,953)	(231,722)
Income taxes	12	-	-	-	-

Net (loss)/income		(87,391)	(125,789)	(1,241,953)	(231,722)
Net (loss)/income attributable to the Company		(87,391)	(125,789)	(1,241,953)	(231,722)

Foreign currency translation adjustment		153,074	(6,480)	175,949	(4,727)

Comprehensive (Loss)/Income		65,683	(132,269)	(1,066,004)	(236,449)

Loss per share of common stock	10
Basic and diluted		(0.054)cents	(0.078)cents	(0.772)cents	(0.144)cents

Weighted average number of common shares outstanding – basic and diluted		160,790,000	160,790,000	160,790,000	160,790,000

See accompanying notes to unaudited consolidated financial statements

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’DEFICIT AND COMPREHENSIVE INCOME

(UNAUDITED)

	Number of common shares outstanding	Amount	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficits	Total stockholders’ equity/ (deficit)

Balance, January 1, 2021	160,790,000	$160,790	(282,209)	(155,163)	(7,137,959)	$(7,414,541)
Net loss	-	-	-	-	(105,933)	(105,933)
Foreign currency translation adjustment	-	-	-	1,753	-	1,753

Balance, March 31, 2021	160,790,000	$160,790	(282,209)	(153,410)	(7,243,892)	$(7,518,721)
Net loss	-	-	-	-	(125,789)	(125,789)
Foreign currency translation adjustment	-	-	-	(6,480)	-	(6,480)

Balance, June 30, 2021	160,790,000	$160,790	(282,209)	(159,890)	(7,369,681)	$(7,650,990)

Balance, January 1, 2022	160,790,000	$160,790	(282,209)	(157,334)	(7,637,736)	$(7,916,489)
Net loss	-	-	-	-	(1,154,562)	(1,154,562)
Foreign currency translation adjustment	-	-	-	22,875	-	22,875

Balance, March 31, 2022	160,790,000	$160,790	(282,209)	(134,459)	(8,792,298)	$(9,048,176)
Net loss	-	-	-	-	(87,391)	(87,391)
Foreign currency translation adjustment	-	-	-	153,074	-	153,074

Balance, June 30, 2022	160,790,000	$160,790	(282,209)	18,615	(8,879,689)	$(8,982,493)

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six Months Ended June 30,
	2022	2021
Cash flows provided by (used in) continuing operating: activities:
Net loss	$(1,241,953)	$(231,722)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	51,452	72,021
Amortization of intangible assets	12,425	12,438
Inventory provision reversal	(11,709)	(95,028)
Disposal loss of property, plant and equipment	1,080,630	-
Changes in assets and liabilities:
Accounts receivable	-	-
Inventories	11,709	93,357
Advances to suppliers	-	-
Other receivables	116	695
Restricted cash	(4)	(16)
Accounts payable	-	-
Advances from customer	-	-
Other payables	2,228	3,365
Other tax payables	(16,513)	5,950
Accrued payroll	6,183	(38)
Accrued expenses	28,645	24,728
Amount due to related parties	51,570	28,386
Net cash flows provided by (used in) operating activities	(25,221)	(85,864)
Cash flows provided by (used in) investing activities:
Proceeds from sale of property, plant and equipment	-	-
Net cash flows used for investing activities	-	-
Cash flows provided by (used in) financing activities:
Amounts due to shareholder	14,922	198,002
Net cash flows provided by (used in) financing activities	14,922	198,002
Cash flows provided by (used in) discontinued operating activities:
Net cash provided by (used in) investing activities of discontinued operations	-	-
Net cash flows provided by discontinued operations	-	-

Net increase (decrease) in cash and cash equivalents	(10,299)	112,138
Effect of foreign currency translation	21,197	(23)
Cash – beginning of period	6,507	26,734
Cash – end of period	$17,405	$138,849
Supplemental disclosures of cash flow information:
Interest paid	$2,343	$1,095
Income taxes	$-	$-

See accompanying notes to unaudited consolidated financial statements

GREEN VISION BIOTECHNOLOGY CORP.AND SUBSIDIARIES

NOTES TOUNAUDITEDCONSOLIDATEDFINANCIAL STATEMENTS

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

The investment transaction under the share exchange agreements and contractual agreements as described below (collectively the “Transaction Agreements”) was entered into, between each of the Shareholders of Lutu International Biotechnology Limited (“Lutu”), a company incorporated under the laws of Cayman Islands and GVBT (the “Investment Transaction”) on May 12, 2017. As a result of closing the Investment Transaction, GVBT acquired part of the shares of Lutu International and assumed management of Lutu and all its direct and indirect subsidiaries (“the Lutu Group”).

On May 12, 2017, GVBT entered into a share exchange agreement with Harcourt Capital Limited (“Harcourt”), a limited company incorporated in the British Virgin Islands, which holds 6% of the issued and outstanding shares of Lutu; and Woodhead Investments Limited (“Woodhead”), a limited company incorporated in the British Virgin Islands, which holds 5% of the issued and outstanding shares of Lutu (the “Minority Interest Exchange Agreement”). Under the Minority Interest Exchange Agreement, Woodhead agreed to transfer GVBT a total of 5% of the issued and outstanding shares of Lutu. In consideration, GVBT agreed to grant Woodhead, or persons designated by Woodhead, a right to receive a total of 5 million shares of GVBT’s common stock. Under the Minority Interest Exchange Agreement, Harcourt agreed to transfer to GVBT a total of 6% of the issued and outstanding shares of Lutu. In consideration, GVBT agreed to grant Harcourt, or persons designated by Harcourt, a right to receive a total of 6 million shares of GVBT’s common stock. The transactions under the Minority Interest Exchange Agreement were completed on May 12, 2017.

Able Lead, an 89% shareholder of Lutu, has an outstanding loan of $4.43 million denominated in Renminbi (“RMB”) owed to an unrelated third party with its maturity date on January 22, 2018 (the “Outstanding Loan”). Able Lead is negotiating an extension of the Outstanding Loan to 2019 with the third party creditor. Shares of Lutu held by Able Lead were offered by Able Lead as collateral to secure repayment of the Outstanding Loan (the “Security”).On May 12, 2017, GVBT entered into a share exchange agreement (the “Majority Interest Exchange Agreement”) with Able Lead, the 89% shareholder of Lutu. Under the Majority Interest Exchange Agreement, Able Lead agreed to enter into a series of contractual arrangements with GVBT (collectively, the “Contractual Arrangements”) (as described below), in which GVBT assumed management control of the Lutu Group. Able Lead further agreed to deliver the shares of Lutu to GVBT once the Outstanding Loan is fully repaid. In consideration, GVBT agreed to issue and deliver a total of 89 million shares of GVBT’s common stock to an escrow agent (issued in the name of the escrow agent or its nominee) (the “Escrow Shares “). The Escrow Shares are held in escrow for a period of one year or such period of time to be agreed by GVBT and Able Lead upon the execution of the Majority Interest Exchange Agreement. Conditional upon the full repayment of the Outstanding Loan and the release of the Security, the Escrow Shares shall be released to Able Lead in exchange for the delivery of a total of 89% of the issued and outstanding shares of Lutu by Able Lead to GVBT. In the event that Able Lead fully repays the Outstanding Loan and causes the release of the Security, then the Escrow Shares shall be delivered to Able Lead. In the event that Able Lead cannot fully repay the Outstanding Loan (within a period of one year, or such period of time to be agreed by GVBT and Able Lead) and cause the release of the Security, then the Escrow Shares shall be delivered to transfer agent for cancellation. Unless otherwise expressly agreed in writing by GVBT and Able Lead, the Majority Interest Exchange Agreement shall be automatically terminated upon the termination of any of the agreements in the Contractual Arrangements described as below. The transactions under the Majority Interest Exchange Agreement were completed on May 12, 2017.

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TOUNAUDITEDCONSOLIDATEDFINANCIAL STATEMENTS

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

On May 12, 2017, GVBT entered into the Contractual Agreements with Lutu and/or Able Lead. Upon execution of the Contractual Arrangements, GVBT assumed management of Lutu and its subsidiaries (the “Lutu Group”) and received economic benefits which includes the right to receive the expected residual returns and and/or obligation to absorb expected loss from the Lutu Group. Each agreement in the Contractual Arrangements constitutes valid and binding obligations of the parties of such agreements and is enforceable and valid in accordance with the laws of Cayman Islands. All agreements executed by Lutu were duly approved by its board of directors and the Shareholders of Lutu.

Consulting Services Agreement

Pursuant to the exclusive consulting services agreement entered into between GVBT and Lutu on May 12, 2017, GVBT has the exclusive right to provide to the Lutu Group general business operation services, including advice and strategic planning, as well as consulting services related to the technological research and development of bio-fertilizers. Further, GVBT owns the intellectual property rights developed or discovered through research and development, in the course of providing the consulting services, or derived from the provision of the consulting services. In consideration, Lutu pays an annual consulting service fees to GVBT in the amount equivalent to all of Lutu’s net profits for the relevant financial year. The term of this consulting service agreement is five (5) years from its effective date and may be terminated upon GVBT’s written confirmation prior to the expiration of this agreement.

Unless otherwise expressly agreed in writing by GVBT and Able Lead, the Consulting Services Agreement shall be automatically terminated upon the termination of any of the agreements in the Contractual Arrangements or the Majority Interest Exchange Agreement.

We hereby confirmed that we have not received any consulting fees from Lutu and Lutu Group during the periods presented.

Operating Agreement

Pursuant to the operating agreement entered into between GVBT, Lutu and Able Lead on May 12, 2017, GVBT agreed to provide guidance and instructions on the Lutu Group’s daily operations, financial management and employment issues. Able Lead agreed to designate candidates recommended by GVBT as their representatives on the boards of directors of each member of the Lutu Group. GVBT has the right to appoint senior executives of each member of the Lutu Group. In addition, GVBT agreed to guarantee the Lutu Group’s performance under any agreements or arrangements relating to the Lutu Group’s business arrangements with any third party. In consideration, Lutu agrees that it will not, and will cause the Lutu Group not to, without the prior consent of GVBT, engage in any transactions that could materially affect their respective assets, liabilities, rights or operations, including but not limited to, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of their assets or intellectual property rights in favor of a third party or transfer of any agreements relating to their business operation to any third party. The term of this operating agreement is five (5) years from its effective date and may be extended and terminated only upon GVBT’s written confirmation prior to the expiration of this agreement.

Unless otherwise expressly agreed in writing by GVBT and Able Lead, the Operating Agreement shall be automatically terminated upon the termination of any of the agreements in the Contractual Arrangements or the Majority Interest Exchange Agreement.

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TOUNAUDITEDCONSOLIDATEDFINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND NATURE OF BUSINESS (CONTINUED)

Proxy Agreement

Pursuant to the proxy agreement entered into between Able Lead, Lutu, and GVBT on May 12, 2017, Able Lead agreed to irrevocably grant a person to be designated by GVBT the right to exercise its voting rights and other rights, including the attendance of, and the voting at the shareholders’ meetings of Lutu for and on behalf of Able Lead (or the signing of written resolutions in lieu of such meetings) in accordance with applicable laws and its articles of association, including but not limited to the appointment and voting for the directors and chairman of the board as the authorized representative of Able Lead to exercise controlling power in the Lutu Group. The proxy agreement may be terminated by joint consent of the parties or upon 7-day written notice from GVBT. The proxy right granted by the proxy agreement has never been exercised.

The Expiration of the Consulting Services Agreement, Operating Agreement and Proxy Agreement

On July 30, 2019, the Company cancelled the 89,000,000 shares of common stock, par value $0.001 per share, and re-issued them to Able Lead Holdings Limited. The issuance was done pursuant to Section 4(a)(2) of the Securities Act of 1933. as it was a non-public offering. On May 12, 2017, the Company had placed the 89,000,000 shares into escrow with Booth Udall Fuller PLC, pending repayment of a loan and discharge of shares of Lutu by Able Lead Holdings Limited. Full repayment of such was made on February 27, 2019. Therefore, the 89,000,000 shares were returned from escrow and cancelled. Then they were re-issued to Able Lead Holdings Limited. Thereafter, Able Lead transferred the shares to six (6) shareholders who are not affiliated with GVBT.

The above-mentioned Consulting Services Agreement, Operating Agreement and Proxy Agreement entered between the Company, Lutu and Able Lead on May 12, 2017 were for 5 years terms. Accordingly, all these agreements have expired on May 11, 2022.

Furthermore, since the issuance of common stock to Able Lead Holdings Limited on July 30, 2019, the Company became the 100% shareholder of Lutu, the Company is of the view that there is no longer any need for the Company to renew and extend these agreements to achieve the previous objectives of these agreements.

Changes Resulting from the Investment Transaction

The closing of the Investment Transaction occurred on May 12, 2017, resulting in a change of control of GVBT. Prior to closing of the Investment Transaction, GVBT had a total of 60,790,000 shares of common stock issued and outstanding. As a result of the closing of the Investment Transaction, GVBT now has a total of 160,790,000 shares of its common stock issued and outstanding, of which 60,790,000 shares, or approximately 37.8%, are owned by the previous existing shareholders of GVBT, with the balance of 100,000,000 shares, or approximately 62.2%, owned by the previous shareholders of Lutu, with certain shares held in escrow pursuant to the Escrow Agreement.

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

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TOUNAUDITEDCONSOLIDATEDFINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND NATURE OF BUSINESS (CONTINUED)

Accounting Treatment

The Investment Transaction was accounted for as a reverse-merger and recapitalization. For financial reporting purposes, Lutu is the acquirer and GVBT is the acquired company. After completion of the transaction, the assets, liabilities, operations results and cash flow of GVBT that will be reflected in the historical consolidated financial statements prior to the Investment Transaction will be those of Lutu and its subsidiaries and will be recorded at the historical cost basis of Lutu and its subsidiaries. Number of shares deemed to be outstanding for the period from January 1, 2018 to the acquisition date will be reflected in the balance of the common stock and paid in capital. The Company changed its fiscal year ended from January 31 to December 31.

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

As we are a Smaller Reporting Company under 12b-2 under the Exchange Act, we will be describing the development of our business pursuant to Item 101(h).

(1)	Form and year of organization Our Holding Company (defined hereunder) was formed in Nevada USA as a corporation on May 7, 2012.

(2)	There is no bankruptcy, receivership or similar proceeding against the Holding Company.

(3)

During this period, the Holding Company has not undergone any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

(4)	Business of the smaller reporting company.

(i).

Principal products or services and their markets Shanxi Green Biotechnology Industry Company Limited has been producing biofertilizers in China, with the China local market as its main distribution area.

The Company has signed a Memorandum of Understanding (non-legally binding) with ISCA on April 27, 2022, whereby details of the collaboration is under further discussion (please refer to the Company announcement on May 03, 2022).

(ii).

Distribution methods of the products or services The Company was utilizing sales channels to distribute products, mixed with some direct sales through sales team (who are employees of the Company or independent contractors).

(iii).	Status of any publicly announced new product or service Since the more stringent environment rules were put in place, the Company has not developed any new product.

(iv).

Competitive business conditions and the smaller reporting company’s competitive position in the industry and methods of competition The Company’s biofertilizer products are quite unique because they have made use of the local mineral products in the Shanxi Province of China. The Company has obtained patents of production both in the US and China.

(v).

Sources and availability of raw materials and the names of principal suppliers Sources of raw materials are mainly from the local areas in Shanxi, supplied by Mr. He Qun (in respect of Potassium Shale), and Mr. Li Jianli (in respect of Humic Acid).

(vi).

Dependence on one or a few major customers When the Company was active in pursuing sales and marketing of the products, there are several major customers, including Heilongjiang Longhui Agricultural Cooperative, Yunnan Kunming Dong Chuan Jin Rui Commerce and Trade Company Limited and Shanxi Fuda Industrial Company Limited.

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TOUNAUDITEDCONSOLIDATEDFINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND NATURE OF BUSINESS (CONTINUED)

(vii).

Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration The Company owns patents both in the US (pending PCT Application) and China, details of which are as follows :-

1.	Patent Certificate No. ZL201410324943.X;

2.	Patent Certificate No. ZL201410324985.3;

3.	Patent Certificate No. ZL200910073705.5;

4.

Shanxi Green Biotechnology Industry Co., Ltd., for BACILLUS MUCILAGINOSUS AND HIGH-DENSITY FERMENTATION METHOD AND USE THEREOF, U.S. Serial No. 17/535,580, filed November 25, 2021, Continuation application of U.S. Serial No. 16/375,011, filed April 4, 2019, Continuation application of U.S. Serial No. 15/324,772, filed January 9, 2017, which is National Stage of International Application No. PCT/CN2015/083366, filed July 6, 2015, which claims the priority of Chinese Application No. 201410324943.X, filed July 9, 2014.

The Company also owns several trademarks in China, details of which are as follows :-

1.	Trademark Certificate No. 4162106;

2.	Trademark Certificate No. 9924290;

3.	Trademark Certificate No. 55181933.

(viii).

Need for any government approval of principal products or services. If government approval is necessary and the smaller reporting company has not yet received that approval, discuss the status of the approval within the government approval process The China Subsidiary has obtained all necessary permits from the Chinese government on the production of biofertilizers. Please refer to above for a list of these permits.

(ix).

Effect of existing or probable governmental regulations on the business The Chinese government encourages and promotes productions which are of agricultural nature, including fertilizers. Further, the Chinese government has placed more focus on promoting environmental-friendly products, including biofertilizers which are green and environmental-friendly. The Company’s biofertilizer products fall under this category.

(x).	[Reserved]

(xi).

Costs and effects of compliance with environmental laws (federal, state and local) Due to the enforcement on new environmental regulations over industrial production by coal-fired boilers by local authorities in Shanxi, the Company’s production was restricted to a certain extent in 2017. To fully comply with the new environmental regulations in place, management of the Company had planned to carry our rectification work and expected that the rectification work could be completed by mid of 2018 and full-scale production might resume in the second half of 2018. However, due to the shortage of funding to carry out the rectification work on our coal-powered generators, our production activities were restricted since second quarter in 2018.Our production and our production capacity were reduced as a result, significantly affected our ability to generate income and to meet the demand of our customers, which in turn had a material adverse effect on our financial condition and results of operations.

On January 20, 2020, with the approval of the Company, the China Subsidiary has resolved to dispose the non-current assets which were lying idle for the production. The China Subsidiary also resolved to carry out its future production by sub-contracting the production and goods assessment procedure to other production companies, with its other operations remain unchanged. The China Subsidiary is also planning to move its production process to other parts of China.

The Company has been considering other business opportunity in recent months and to utilize the current resources, including the property and equipment. Accordingly, the Company has signed a Memorandum of Understanding with ISCA (non-legally binding) on April 27, 2022, whereby details of the collaboration is under further discussion (please refer to the Company announcement on May 03, 2022).

(xii).	Number of total employees and number of full-time employees: 9

GREEN VISION BIOTECHNOLOGY CORP.AND SUBSIDIARIES

NOTES TOUNAUDITEDCONSOLIDATEDFINANCIAL STATEMENTS

NOTE 1.ORGANIZATION AND NATURE OF BUSINESS (CONTINUED)

(5)	Reports to security holders. The following in any registration statement will be disclosed when filing under the Securities Act of 1933:

(i).

As the Company has filed current reports with updated audited financial statements, we are of the view that there may not be necessary to send annual report to the security holders at this moment. Secondly, we only have a small base of security holders (12 holders as at December 31, 2021) in the shareholders list, and that we have no public trading at this moment, we would choose to save expenses by not sending the reports to the shareholders.

(ii).	We are a current reporting company with regular filings including Forms 10-Q, 10-K and 8-K. All these reports have been filed with the Commission.

(iii).

The Commission maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding GVBT that file electronically with the Commission. The current internet address of GVBT is http://www.gvbt.com.

(6)	Foreign issuers.

Since we are a Nevada corporation, provide the information required by Item 101(g) of Regulation S-K (§ 229.101(g)) is not applicable to us.

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

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TOUNAUDITEDCONSOLIDATEDFINANCIAL STATEMENTS

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

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TOUNAUDITEDCONSOLIDATEDFINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING (CONTINUED)

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

Below is a table with foreign exchange rates used for translation:

For the six months and year ended, (Average Rate)	Jun 30, 2022		Dec 31, 2021		Jun 30, 2021
Chinese Renminbi (RMB)	RMB	6.48080	RMB	6.47134	RMB	6.47144
United States dollar ($)		$1.00000		$1.00000		$1.00000

As of (Closing Rate)	Jun 30, 2022		Dec 31, 2021		Jun 30, 2021
Chinese Renminbi (RMB)	RMB	6.69810	RMB	6.44795	RMB	6.45771
United States dollar ($)		$1.00000		$1.00000		$1.00000

For the six months and year ended, (Average Rate)	Jun 30, 2022		Dec 31, 2021		Jun 30, 2021
Hong Kong (HKD)	HKD	7.82580	HKD	7.77260	HKD	7.76120
United States dollar ($)		$1.00000		$1.00000		$1.00000

As of (Closing Rate)	Jun 30, 2022		Dec 31, 2021		Jun 30, 2021
Hong Kong (HKD)	HKD	7.84620	HKD	7.79580	HKD	7.76410
United States dollar ($)		$1.00000		$1.00000		$1.00000
For the six months and year ended, (Average Rate)	Jun 30, 2022		Dec 31, 2021		Jun 30, 2021
Hong Kong (HKD)	HKD	1.20800	HKD	1.20480	HKD	1.19930
Chinese Renminbi (RMB)		$1.00000		$1.00000		$1.00000

As of (Closing Rate)	Jun 30, 2022		Dec 31, 2021		Jun 30, 2021
Hong Kong (HKD)	HKD	1.17100	HKD	1.22570	HKD	1.20230
Chinese Renminbi (RMB)		$1.00000		$1.00000		$1.00000

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

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TOUNAUDITEDCONSOLIDATEDFINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (continued)

The Company records sales tax collected from its customers on a net basis, and therefore excludes it from revenue as defined in ASC 606, Revenue from Contracts with Customers.

During the six months ended June 30, 2022 and 2021, the provision of sales return were $Nil respectively.

Cost of Goods Sold

Cost of goods sold includes the cost of materials, labor, and relevant manufacturing expenses.

Selling Expenses

Selling expenses include packaging and shipping costs, as well as advertising and certain expenses associated with operating the Company’s corporate headquarters.

Advertising Costs

The Company expensed all advertising costs as incurred. Advertising expense, net of reimbursement from suppliers, amounted to $Nil and $Nil for the six months ended June 30, 2022 and 2021 respectively. Advertising expense is included in selling expense and general and administrative expenses in the accompanying consolidated statements of income.

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

The Company did not have a lease that met the criteria of a capital lease. Leases that do not qualify as a capital lease are classified as an operating lease. Operating lease rental expenses included in selling, general and administrative expenses for the six months ended June 30, 2022 and 2021 were $Nil and $Nil respectively.

GREEN VISION BIOTECHNOLOGY CORP.AND SUBSIDIARIES

NOTES TOUNAUDITEDCONSOLIDATEDFINANCIAL STATEMENTS

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

During the six months ended June 30, 2022 and year ended December 31, 2021, the provision of doubtful debts were $Nil and $Nil respectively.

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

Inventory shrinkage is accrued as a percentage of revenues based on historical inventory shrinkage trends. The Company performs physical inventory count of its warehouse once per quarter throughout the year. The reserve for inventory shrinkage represents an estimate for inventory shrinkage since the last physical inventory date through the reporting date.

These reserves are estimates, which could vary significantly, either favorably or unfavorably, from actual results if future economic conditions, consumer demand and competitive environments differ from expectations.

During the six months ended June 30, 2022 and year ended December 31, 2021, the provision of inventory reversal were $11,709 and $21,111 respectively.

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

NOTES TOUNAUDITEDCONSOLIDATEDFINANCIAL STATEMENTS

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

The Company performed an annual impairment test as of the fiscal year ended December 31, 2021, and a quarter review as of the period ended June 30, 2022, and determined that the impairment loss in the amount of $Nil and $Nil were recorded respectively.

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

The total amounts for such employee benefits which were expensed were $1,487 and $2,072 for the six months ended June 30, 2022 and 2021 respectively.

SIXSIXGREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TOUNAUDITEDCONSOLIDATEDFINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

GREEN VISION BIOTECHNOLOGY CORP.AND SUBSIDIARIES

NOTES TOUNAUDITEDCONSOLIDATEDFINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3. GOING CONCERN

As of June 30, 2022 and December 31, 2021, the Company has an accumulated deficit of $8,879,689 and $7,637,736 respectively, and its current liabilities exceed its current assets resulting in negative working capital of $10,621,487 and $10,808,875 respectively. In view of the matters described above, recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company’s ability to raise additional financing and to succeed in its future operations. The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors and/or stockholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TOUNAUDITEDCONSOLIDATEDFINANCIAL STATEMENTS

NOTE 4. OTHER RECEIVABLES

Other receivables consisted of the following:

	June 30, 2022	December 31, 2021
	(unaudited)	(audited)
Deposits	$104,070	$109,636
Prepaid expenses	832	994
Advance to employee	12,306	12,964
	117,208	123,594
Less: Allowance for doubtful debts	(117,016)	(123,274)

Total	$192	$320

NOTE 5. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	June 30, 2022	December 31, 2021
	(unaudited)	(audited)
Buildings	$1,357,921	$3,108,160
Machinery & equipment	-	-
Office equipment	63,384	66,723
Motor vehicles	51,588	71,804

Total property, plant and equipment	1,472,893	3,246,687
Less: accumulated depreciation and impairment charges	(599,481)	(1,173,476)

Total property, plant and equipment, net	$873,412	$2,073,211

The depreciation expenses for the six months ended June 30, 2022 and 2021 were $51,452 and $72,021 respectively.

The depreciation expenses for the three months ended June 30, 2022 and 2021 were $15,097 and $36,060 respectively.

NOTE 6.  INTANGIBLE ASSETS

Intangible assets consisted of the following:

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2022	December 31, 2021
	(unaudited)	(audited)
Land use rights	$1,201,326	$1,265,572
Software system	1,310	1,380
Less – accumulated amortization	(437,792)	(448,549)

Total intangible assets, net	$764,844	$818,403

The amortization expenses of land use rights and software systems for the six months ended June 30, 2022 and 2021 were $12,425 and $12,438 respectively.

The amortization expenses of land use rights and software systems for the three months ended June 30, 2022 and 2021 were $6,086 and $6,230 respectively.

Future amortization of land use rights and software systems is as follows:

Years ending December 31,	Amount
2022	$12,426
2023	24,850
2024	24,850
2025	24,850
2026	24,850
Thereafter	653,018

Total	$764,844

NOTE 7. INVENTORIES

Inventories consisted of the following:

	June 30, 2022	December 31, 2021
	(unaudited)	(audited)
Raw material	$36,725	$48,916
Finished goods	-	1,700
Goods on consignment	984	1,036
Less: Provision of inventory	(37,709)	(51,652)

Inventories, net	$-	$-

During the six months ended June 30, 2022 and 2021, the additional provision of inventory were $Nil and $Nil respectively.

During the six months ended June 30, 2022 and 2021, the reversal of provision for inventory were $11,709 and $95,028 respectively.

NOTE 8. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Sales:

Customer	As at June 30, 2022		As at December 31, 2021
A	$-	-%	$112,362	77%
B	-	-%	25,917	18%
C	-	-%	6,820	5%
D	-	-%	-	-%
E	-	-%	-	-%
Total	$-	-%	$145,099	100%

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Purchases:

Supplier	As at June 30, 2022		As at December 31, 2021
AA	$-	-%	$72,113	99%
BB	-	-%	1,022	1%
CC	-	-%	-	-%
DD	-	-%	-	-%
EE	-	-%	-	-%
Total	$-	-%	$73,135	100%

NOTE 9. OTHER PAYABLES

Other payables consisted of the following:

	June 30, 2022	December 31,2021
	(unaudited)	(audited)
Amount due to third parties	238,791	251,561
Payables to employees	1,907	2,011
Miscellaneous	$12,260	$10,645

Total other payables	$252,958	$264,217

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TOUNAUDITEDCONSOLIDATEDFINANCIAL STATEMENTS

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

The following table sets forth the computation of basic and diluted net income per common share:

Period ended June 30,	June 30, 2022 (unaudited)	June 30, 2021 (unaudited)

Net loss attributable to ordinary shareholders for computing basic net loss per ordinary share	$(1,241,953)	$(231,722)
Weighted-average shares of common stock outstanding in computing net loss per common stock
Basic	160,790,000	160,790,000
Diluted	160,790,000	160,790,000
Basic and Diluted loss per share of common stock-	(0.772)cents	(0.144)cents

NOTE 11. AMOUNT DUE FROM / TO RELATED PARTIES

Key management compensation

The Company incurred the following compensation with key management personnel, which are defined by ASC 850, Related Party Disclosures, as those persons having authority and responsibility for planning, directing and controlling the activities of the Company, including directors and management.

	June 30, 2022 (unaudited)	Dec 31, 2021 (audited)

Salaries and wages - Lo Kwok Leung	$9,988	$11,708
Director fees - Lam Ching Wan, William	23,049	46,317
Director fees - Ma Wai Kin	15,366	30,878
Director fees - Leung Kwong Tak	13,706	32,422

Total salaries and director fees	$62,109	$121,325

Related party transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. Balances and transactions between the Company and its subsidiary have been eliminated on consolidation and are not disclosed in this note.

Related party balances included in the statement of financial position are all non-interest bearing, unsecured and due on demand.

The details for amount due to related parties were as follows:

Amount as at	June 30, 2022	December 31,2021
	(unaudited)	(audited)
Holmsun Capital Limited (a) (b)	5,784,550	5,797,204
	$5,784,550	$5,797,204

(a)	Common director, LEUNG Kwong Tak of operating subsidiary Lutu International Biotechnology Limited
(b)	Common shareholder, LEUNG Kwong Tak of operating subsidiary Lutu International Biotechnology Limited

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TOUNAUDITEDCONSOLIDATEDFINANCIAL STATEMENTS

NOTE 12. INCOME TAXES

The Company and its subsidiaries have no operation in United States, Cayman Islands and British Virgin Islands, and are not subject to any domestic income tax. Therefore, no domestic income tax of United States, Cayman Islands and British Virgin Islands are paid in the quarter ended June 30, 2022 and year ended December 31, 2021.

Hong Kong Prolific Mineral Resources Holdings Limited was incorporated in Hong Kong and is subjected to Hong Kong profits tax rate of 16.5% for the six months ended June 30, 2022 and 2021. Income tax (reversal) expense amounted to $Nil for the quarter ended June 30, 2022 and year ended December 31, 2021.

A reconciliation of the provision for income taxes with amounts determined by applying the Hong Kong profit rate of 16.5% to income before income taxes is as follows:

	June 30,2022	December 31,2021
	(unaudited)	(audited)
Profit (Loss) before income tax	$(104,225)	$(265,506)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable loss	$(104,225)	$(265,506)
Hong Kong Profits Tax rate	16.5%	16.5%%
Current tax credit	$17,197	$43,808
Less: Valuation allowance	(17,197)	(43,808)

No deferred tax has been provided as there are no material temporary differences arising during the quarter ended June 30, 2022 and year ended December 31, 2021.

Shanxi Green Biotechnology Industry Company Limited was incorporated in the PRC and are subjected to income taxes under the current laws of the PRC. The EIT rate of PRC was 25% for the quarter ended June 30, 2022 and year ended December 31, 2021.

Profit (loss) before income tax of $ (1,116,388) and $ (234,271) for the quarter ended June 30, 2022 and year ended December 31, 2021 respectively, were attributed to operations in China. The income tax expenses consisted of the following:

	June 30, 2022	December 31, 2021
	(unaudited)	(audited)
Profit (Loss) before income tax	$1,116,388)	$(234,271)
Temporary Difference	-	-
Permanent Difference	-	-
Taxable profit (loss)	$(1,116,388)	$(234,271)
China Enterprise Income Tax rate	25%	25.0%
Current tax credit(debit)	$279,097	$58,568
Less: Valuation allowance	(279,097)	(58,568)

No deferred tax has been provided as there are no material temporary differences arising during the quarter ended June 30, 2022 and year ended December 31, 2021.

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

In the quarter ended June 30, 2022 and year ended December 31, 2021, the Company is regarded as a single operating segment, being engaged in the manufacturing of bio-fertilizer. This principal activity and geographical market are substantially based in China, accordingly, no operating or geographical segment information are presented.

NOTE 14. COMPREHENSIVE INCOME

Total comprehensive income includes, in addition to net income, changes in equity that are excluded from the consolidated statements of income and are recorded directly into a separate section of shareholders’ equity on the consolidated balance sheets. Comprehensive income and its components consist of the following:

Period and Year Ended	June 30, 2022	December 31,2021
	(unaudited)	(audited)
Net loss	$(1,241,953)	$(499,777)
Other comprehensive income, net of tax
Foreign currency translation adjustment	175,949	(2,171)

Comprehensive loss	$(1,066,004)	$(501,948)

 GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. LEGAL PROCEEDINGS

Civil case with Mr. Yao Gui Mu

Yao Gui Mu (“the Plaintiff”), former operation manager of the subsidiary in Shanxi, Shanxi Green Biotechnology Industry Company Limited (“China Subsidiary”), brought a lawsuit against China Subsidiary, in the District People’s Court of Jin Zhong City, Yu Ci District. The subject dispute of the lawsuit concerns an unsettled current account balance of $141,550 (RMB900,000) which was claimed to be a loan advanced to the Company by the Plaintiff. Together with the subject dispute, the Plaintiff also claimed the relevant interest was RMB513,100 calculated from November 6, 2012 to August 15, 2017 with 1% monthly interest rate. The Company’s PRC lawyer had submitted a Statement of Defense on November 23, 2017 to The District People’s Court of Yuci District, Jin Zhong City (“the Court”). A court hearing was held on December 5, 2017. Upon the request by the Court, China Subsidiary provided supplemental evidence to the Court on 16 January 2018. The second hearing was held on September 19, 2018.

The District People’s Court of Jin Zhong City, Yu Ci District released the civil judgement decision (2017) 晋0702 民初3879号, that there were not sufficient evidence provided by the Plaintiff for the dispute, and the Court did not support for the claim of loan and related interest against China Subsidiary. The judgement decision dated on August 31, 2018.

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

On December 16, 2019, the Court released the civil judgement decision (2019) 晋0702 民初3543号之一, that the related dispute loan was being a criminal case under police investigation. Before the police formed a decision, the Court could not confirm that the civil case was under the district court’s judgement jurisdiction. Therefore, the lawsuit against China Subsidiary was rejected.

Yao Gui Mu (“the Appealer”) appeal for the decision (2019) 晋0702 民初3543号之一to the Intermediate People’s Court of Shanxi Province, Jin Zhong City. On June 29, 2020, the Intermediate People’s Court of Shanxi Province, Jin Zhong City released civil judgement decision (2020) 晋07民終1734号, agreed with the original civil judgement and reject the appeal.

On May 20, 2021, Yao Gui Mu (“the Plaintiff”) once again re-brought the lawsuit against China Subsidiary to the District People’s Court of Jin Zhong City, Yu Ci District, after the police formed the decision on April 16, 2021, that no prosecution against the Plaintiff. On July 26, 2021, a court hearing was held and the trail completed. The judgement decision will be released not later than end of this year.

On November 15 2021, Yao Gui Mu withdrew the claim against China Subsidiary. Although Yao Gui Mu did not disclose the reason which led to his decision of such withdraw, according to the company’s lawyer it is likely due to Yao Gui Mu’s lack of sufficient evidence as it was found by the District People’s Court of Jin Zhong City, Yu Ci District. It is therefore less likely that Yao Gui Mu could bring the claim against China Subsidiary again unless he can prove the existence of the loan.

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TOUNAUDITEDCONSOLIDATEDFINANCIAL STATEMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

CORPORATE STRUCTURE

The Company is not a Chinese operating company but a Nevada holding company with operations conducted by our subsidiaries in Cayman Islands, BVI, Hong Kong SAR and Mainland China. The diagram of the Company’s corporate structure is shown below:

Green Vision Biotechnology Corporation (Nevada USA) has a group structure with several layers of subsidiaries incorporated in various jurisdictions:  Cayman Islands, BVI, Hong Kong SAR and Mainland China. We will refer to Green Vision Biotechnology Corporation as the Holding Company, and refer to the Cayman subsidiary as “Lutu” and other subsidiaries by its place of incorporation:

(1)	Lutu International Biotechnology Ltd. (“Lutu”);

(2)	Light Raise Ltd. (“BVI Subsidiary”);

(3)	Hong Kong Prolific Mineral Resources Holdings Ltd. (“HKSAR Subsidiary”); and

(4)	Shanxi Green Biotechnology Industry Company Limited (“China Subsidiary”).

Of these subsidiaries, Lutu (the Cayman subsidiary) and BVI Subsidiary have no operation. The HKSAR Subsidiary provide services to the group while the China Subsidiary conducts operations in China.

GENERAL

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

Result of Operations for the Three months ended June 30, 2022 and 2021

Revenue was $Nil for the three months ended June 30, 2022 (“Q2”), decreased by $80,216, or 100.0% from $80,216 for the three months ended June 30, 2021 (“Comparable Quarter”). The decrease in revenue during the Q2 as compared to the Comparable Quarter was due to the significant decrease in activities resulted of the downtrend of economy in mainland China, and the preparation for a progressive change on the business model for a new opportunity.

Cost of sales was decreased by $41,211, or 100.0% from $41,211 in the Comparable Quarter to $Nil in Q2. The decrease was corresponding with the decrease in the sales revenue.

Gross profit was decreased by $39,005, or 100.0% from $39,005 in the Comparable Quarter to $Nil in Q2. In terms of percentage of revenue, the gross profit percentage was decreased to 0% for Q2 as compared to 48.6% for the Comparable Quarter. The decrease of gross profit was corresponding with the decrease in the sales revenue.

Selling expenses were decreased by $33,504 or 100.0% from $33,504 for the Comparable Quarter to $Nil in Q2. In terms of percentage of revenue, the rates were 0% in Q2 compared to 41.8% in the Comparable Quarter. There were no selling expenses because no sales occurred.

General and administrative expenses were decreased by $45,835, or 33.7% from $136,171 for the Comparable Quarter to $90,336 for Q2. The decrease is primarily due to the decrement in professional fee, depreciation and amortization in Q2.

The following is a summary of general and administrative expenses for the three months ended June 30, 2022, and 2021.

	June 30, 2022	June 30, 2021	Difference
	Unaudited	Unaudited
Consulting fees	$7,328	$4,624	$2,704
Salary and payroll expenses	40,988	40,434	554
Professional fees	8,575	22,023	(13,448)
Travel and entertainment	737	3,631	(2,894)
Depreciation and amortization	21,588	42,296	(20,708)
Other	11,120	23,163	(12,043)
	$90,336	$136,171	$(45,835)

Consulting fees were increased by $2,704, or 58.5%, from $4,624 in Comparable Quarter to $7,328 in Q2, and confirmed that no consulting fees received from Lutu during the periods presented.

Our salary and payroll expenses were increased by $554 or 1.4%, to $40,988 in Q2, as compared to $40,434 in the Comparable Quarter. We anticipate that salary and wages on payroll expenses will rise in future periods as it becomes necessary to increase our staff in order to enhance our management quality for the listing requirement, and activities for the preparation of change on the business model for a new opportunity.

Professional fees were decreased by $13,448, from $22,023 in Comparable Quarter to $8,575 in Q2.

Travel and entertainment expenses were decreased by $2,894, or 79.7%, from $3,631 in Comparable Quarter to $737 in Q2. The decrease of travel and entertainment expenses was due to the reduction of activities.

Depreciation and amortization expenses were decreased by $20,708, or 49.0%, from $42,296 in Comparable Quarter to $21,588 in Q2, which was mainly due to the disposal of property, plant and equipment.

Other expenses include items such as office expenses, software related costs, telephone and a variety of other miscellaneous expenses. None of these expenses alone changed significantly except property tax and land use tax, as the difference was $12,043, or 52.0% decrease from $23,163 in Comparable Quarter to $11,120 in Q2.

We anticipate that we will incur higher general and administrative expenses as a public company. We expect that our professional fees, cost of transfer agent, investor relations costs and other stock related costs will accordingly increase.

We also anticipate that general and administrative expenses will concurrently increase with our activities for the preparation of change on the business model for a new opportunity in the future.

Our loss from operations was decreased by $40,334 or 30.9%, to negative $90,336 in Q2, from negative $130,670 in Comparable Quarter.

Non-operating income (expenses) was decreased by $1,936, or 39.7%, to income of $2,945 in Q2, from income of $4,881 in Comparable Quarter, of which mainly due to the increase of other expenses by $5,232 from $Nil in Comparable Quarter to $5,232 in Q2.

The net loss attributed to the Company was decreased by $38,398, or 30.5% to negative $87,391 in Q2, as compared to negative $125,789 in Comparable Quarter.

Result of Operations for the Six months ended June 30, 2022 and 2021

Revenue was decreased by $144,689, or 100.0% from $144,689, in the six months ended June 30, 2021 (the “Six-Month Comparable Period”) to $Nil in the six months ended June 30, 2022 (the “First Half Year of FY2022”). The decrease in revenue during the First Half Year of FY2022 as compared to the Six Month-Comparable Period was due to the significant decrease in activities resulted of the downtrend of economy in mainland China, and the preparation for a progressive change on the business model for a new opportunity.

Cost of sales was decreased by $73,964, or 100.0% from $73,964 in the Six Month-Comparable Period to $Nil in the First Half Year of FY2022. The decrease was corresponding with the decrease in the sales revenue.

Gross profit was decreased by $70,725, or 100.0% from $70,725 in the Six Month-Comparable Period to $Nil in the First Half Year of FY2022. In terms of percentage of revenue, the gross profit percentage was decreased to 0% for the First Half Year of FY2022 as compared to negative 48.9% for the Six Month-Comparable Period. The decrease of gross profit was corresponding with the decrease in the sales revenue.

Selling expenses were decreased by $58,784, or 100.0%, to $Nil in the First Half Year of FY2022 from $58,784 in the Six Month-Comparable Period. In terms of percentage of revenue, the rates were 0% in the First Half Year of FY2022 compared to 40.6% in the Six Month-Comparable Period. There were no selling expenses because no sales occurred.

General and administrative expenses were decreased by $28,810, or 11.5% to $220,691 in the First Half Year of FY2022 from $249,501 in the Six Month-Comparable Period. The decrease is primarily due to the decrease of professional fees and depreciation and amortization from $127,567 in the Six Month-Comparable Period to $84,384 in the First Half Year of FY2022 and the offset of the increase of consulting fee from $9,254 in the Six Month-Comparable Period to $35,900 in the First Half Year of FY2022.

The following is a summary of general and administrative expenses for the six months ended June 30, 2022, and 2021.

	June 30, 2022	June 30, 2021	Difference
	Unaudited	Unaudited
Consulting fees	$35,900	$9,254	$26,646
Salary and payroll expenses	83,737	79,296	4,441
Professional fees	20,102	43,102	(23,000)
Travel and entertainment	3,553	5,686	(2,133)
Depreciation and amortization	64,282	84,465	(20,183)
Other	13,117	27,698	(14,581)
	$220,691	$249,501	$(28,810)

Consulting fees were increased by $26,646, or 287.9%, from $9,254 in the Six Month-Comparable Period to $35,900 in the First Half Year of FY2022, and confirmed that no consulting fees received from Lutu during the periods presented.

Our salary and payroll expenses were increased by $4,441 or 5.6%, to $83,737 in the First Half Year of FY2022, as compared to $79,296 in the Six Month-Comparable Period. We anticipate that salary and wages on payroll expenses will rise in future periods as it becomes necessary to increase our staff in order to enhance our management quality for the listing requirement, and activities for the preparation of change on the business model for a new opportunity.

Professional fees were decreased by $23,000, from $43,102 in the Six Month-Comparable Period to $20,102 in the First Half Year of FY2022.

Travel and entertainment expenses were decreased by $2,133, or 37.5%, from $5,686 in the Six Month-Comparable Period to $3,553 in the First Half Year of FY2022. The decrease of travel and entertainment expenses was due to the reduction of activities.

Depreciation and amortization expenses were decreased by $20,183, or 23.9%, from $84,465 in the Six Month-Comparable Period to $64,282 in the First Half Year of FY2022.

Other expenses include items such as office expenses, software related costs, telephone and a variety of other miscellaneous expenses. None of these expenses alone changed significantly except property tax and land use tax, as the difference was $14,581, or 52.6% decrease from $27,698 in the Six Month-Comparable Period to $13,117 in the First Half Year of FY2022.

We anticipate that we will incur higher general and administrative expenses as a public company. We expect that our professional fees, cost of transfer agent, investor relations costs and other stock related costs will accordingly increase.

We also anticipate that general and administrative expenses will concurrently increase with our activities for the preparation of change on the business model for a new opportunity in the future.

Our loss from operations was decreased by $16,869 or 7.1%, to negative $220,691 in the First Half Year of FY2022, from negative $237,560 in the Six Month-Comparable Period.

Non-operating expenses (income) was increased by $1,027,100, or 17593.4%, to expenses of $1,021,262 in the First Half Year of FY2022, from income of $5,838 in the Six Month-Comparable Period, of which mainly due to the increase of other expenses by $1,027,881 from $21 in the Six Month-Comparable Period to $1,027,902 in the First Half Year of FY2022 which was mainly due to the disposal of property, plant and equipment.

The net loss attributed to the Company was increased by $1,010,231, or 436.0% to negative $1,241,953 in the First Half Year of FY2022, as compared to negative $231,722 in the Six Month-Comparable Period.

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

Working capital

At June 30, 2022, we had a working capital deficit of $10,621,487, as compared to a working capital deficit of $10,808,875 at December 31, 2021. Of the working capital deficit at June 30, 2022, $10,044,295 was amount due to related parties and shareholder. Excluding the amounts due to related parties and shareholder, we would have had a negative working capital of $577,192 at June 30, 2022. As comparison, for the working capital deficit at December 31, 2021, $10,224,908 was amount due to related parties and shareholder. Excluding the amounts due to related parties and shareholder, we would have had a negative working capital of $583,967 at December 31, 2021. The amounts due to related parties and shareholder are unsecured, interest free and repayable on demand.

Operating activities

During the six months ended June 30, 2022, operating activities used cash in operations of $25,221, and for the comparable year ended June 30, 2021, operating activities used cash in operations of $85,864. The use of cash in operating activities for the six months ended June 30, 2022 was mainly derived from a net loss of $1,241,953 with non-cash items of $63,877 ($51,452 plus $12,425) in depreciation and amortization, $1,080,630 in disposal of property, plant and equipment, negative $11,709 in inventory provision reversal; moreover, there was an increased in cash of $11,709 in inventory; an increased in cash of $28,645 in accrued expenses and an increase in cash of $51,570 in amount due to related parties, which were offset by a decrease in cash of $16,513 in tax payables. As comparison, the use of cash in operating activities for the six months ended June 30, 2021 was mainly derived from a net loss of $231,722 with non-cash items of $84,459 ($72,021 plus $12,438) in depreciation and amortization, negative $95,028 in inventory provision reversal; moreover, there was an increased in cash of $93,357 in inventory; an increased in cash of $24,728 in accrued expenses and an increase in cash of $28,386 in amount due to related parties, which were offset by a decrease in cash of $38 in accrued payroll.

The reversal of provision for inventory were $11,709 and $95,028 for the six months period ended June 30, 2022 and 2021 respectively, which represented to be the cost of the inventory which was previously been provided as the reserve for inventory shrinkage, but had been physically reused back in the production of products in the reporting year through self-production, sub-contacting or being sold for disposal of obsolete. The reversals amount were reflected back into cost of sales for the production of products through self-production and sub-contracting production, or in corresponding entries which reflected into the other income or negative expense while being sale for disposal of obsolete.

The provision of inventory balance was $37,709 as at June 30, 2022, as compared to $51,652 as at December 31, 2021.

Investing Activities

During the six months ended June 30, 2022, investing activities provided $Nil of cash; and for comparable six months ended June 30, 2021, investing activities provided $Nil of cash.

Financing Activities:

During the six months ended June 30, 2022, financing activities provided cash of $14,922; and for comparable six months ended June 30, 2021 financing activities provided cash of $198,002. The change of cash provided by financing activities was derived from the changes in the amounts due to our shareholder.

As at June 30, 2022, net cash and cash equivalents balance was $17,405 as compared to balance $6,507 as at December 31, 2021.

As at June 30, 2022, stockholder’s equity was negative $8,982,493, compared to a negative equity of $ 7,916,489 at December 31, 2021.

The provision of inventory balance was $37,709 as at June 30, 2022 as compared to $51,652 as at December 31, 2021, and the reversal of provision for inventory were $11,709 during the six months ended June 30, 2022 and in the Comparable Quarter. The source of fund for supporting the Company’s business operation was loans from directors and shareholders. In the event the directors and shareholders do not continue to support the Company’s business operation, the Company could be short of funds and may not be able to operate any longer. The amounts due to related parties and director are interest-free loans. These loans are unsecured and have no fixed repayment terms.

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

Since 2017, local government of Jinzhong City, Shanxi Province, China (where China Subsidiary and our production plant is located) has promulgated a new set of environmental regulations restricting the use of coal-fired boilers in factories. Since coal-powered generators were used in our production plant, our production activities in 2018 were restricted to a certain extent.

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

Management’s Report on Internal Control over Financial Reporting

An evaluation was conducted by an officer under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on that evaluation, our management concluded that, due to the material weakness in the Company’s internal controls over financial reporting as discussed in the Company’s annual report on Form 10-K and Form 10-K/A for the fiscal year ended December 31, 2021, our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six months period ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting have come to Management’s attention during the six months period ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Civil case with Mr. Yao Gui Mu

Yao Gui Mu (“the Plaintiff”), former operation manager of the subsidiary in Shanxi, Shanxi Green Biotechnology Industry Company Limited (“China Subsidiary”), brought a lawsuit against the China Subsidiary, in the District People’s Court of Jin Zhong City, Yu Ci District. The subject dispute of the lawsuit concerns an unsettled current account balance of $141,550 (RMB900,000) which was claimed to be a loan advanced to the Company by the Plaintiff. Together with the subject dispute, the Plaintiff also claimed the relevant interest was RMB513,100 calculated from November 6, 2012 to August 15, 2017 with 1% monthly interest rate. The Company’s PRC lawyer had submitted a Statement of Defense on November 23, 2017 to The District People’s Court of Yuci District, Jin Zhong City (“the Court”). A court hearing was held on December 5, 2017. Upon the request by the Court, China Subsidiary provided supplemental evidence to the Court on 16 January 2018. The second hearing was held on September 19, 2018.

The District People’s Court of Jin Zhong City, Yu Ci District released the civil judgement decision (2017) 晋0702 民初3879号, that there were not sufficient evidence provided by the Plaintiff for the dispute, and the Court did not support for the claim of loan and related interest against the China Subsidiary. The judgement decision dated on August 31, 2018.

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

On December 16, 2019, the Court released the civil judgement decision (2019) 晋0702 民初3543号之一, that the related dispute loan was being a criminal case under police investigation. Before the police formed a decision, the Court could not confirm that the civil case was under the district court’s judgement jurisdiction. Therefore, the lawsuit against the China Subsidiary was rejected.

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

On November 15 2021, Yao Gui Mu withdrew the claim against the China Subsidiary. Although Yao Gui Mu did not disclose the reason which led to his decision of such withdraw, according to the company’s lawyer it is likely due to Yao Gui Mu’s lack of sufficient evidence as it was found by the District People’s Court of Jin Zhong City, Yu Ci District. It is therefore less likely that Yao Gui Mu could bring the claim against the Shanxi Subsidiary again unless he can prove the existence of the loan.

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

GREEN VISION BIOTECHNOLOGY CORP.

Date: August 22, 2022	By:	/s/ William Ching Wan Lam
William Ching Wan Lam
Chief Executive Officer

Date: August 22, 2022	By :	/s/Kwok Leung Lo
Kwok Leung Lo
Chief Financial Officer

