Form 10-K/A
period 2021-12-31
GREEN VISION BIOTECHNOLOGY CORP.
filed 2022-09-19
CIK 1571804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 Form 10-K/A

Amendment No. 1

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________to___________________________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐     No☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐     No☒

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.   N/A

No market value has been computed as of December 31, 2021 based upon the fact that no active trading market has been established.

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the most practicable date: As of September 19, 2022, there were 160,790,000 shares of Common Stock of the issuer outstanding.

 Form 10-K/A Index

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 31, 2022 (the “Original Report”) of Green Vision Biotechnology Corp. (the “Company”) is being filed with the Securities and Exchange Commission (the “SEC”) to provide the information in respond to comments received from the SEC as a result of the Commission’s review of the Original Report. Only Item 1 of Part I, Items 7 and 9A of Part II, and 15 of Part IV and Notes to the Financial statements have been amended in this Amendment. No other changes have been made to the financial statements other than the amendment in Item 1 of Part I, Items 7 and 9A of Part II, and 15 of Part IV of information and updates to the Exhibit Index. This Amendment does not include any items that were not affected by the amendment.

Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Report, nor does it modify or update in any way the disclosures contained in the Original Report, which speak as of the date of the original filing. Accordingly, this Amendment should be read in conjunction with the Original Report and our other SEC filings subsequent to the filing of the Original Report.

Unless the context requires otherwise, references to “we,” “us,” “our,” “Green Vision” and the “Company” refer specifically to Green Vision Biotechnology Corp. and its subsidiaries.

FORWARD LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K/A are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Green Vision Biotechnology Corp. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

3

PART I

As used throughout this Annual Report, the terms “Green Vision”, “Company”, “we”, “us”, “our” or “Registrant” refer to Green Vision Biotechnology Corp. and its subsidiaries.

Item 1. Business

Overview and Corporate Structure

The Company is not a Chinese operating company but a Nevada holding company with operations conducted by our subsidiaries in Cayman Islands, BVI, Hong Kong SAR and Mainland China. The diagram of the Company’s corporate structure is shown below:

Green Vision Biotechnology Corporation (Nevada USA) has a group structure with several layers of subsidiaries incorporated in various jurisdictions: Cayman Islands, BVI, Hong Kong SAR and Mainland China. We will refer to Green Vision Biotechnology Corporation as the Holding Company, and refer to the Cayman subsidiary as “Lutu” and other subsidiaries (all these companies referred to as “the Group”) by their places of incorporation:

(1)	Lutu International Biotechnology Ltd. (“Lutu”);

(2)	Light Raise Ltd. (“BVI Subsidiary”);

(3)	Hong Kong Prolific Mineral Resources Holdings Ltd. (“HKSAR Subsidiary”); and

(4)	Shanxi Green Biotechnology Industry Company Limited (“China Subsidiary”).

Of these subsidiaries, Lutu (the Cayman subsidiary) and the BVI Subsidiary have no operation. The HKSAR Subsidiary provides services to the Group while the China Subsidiary conducts operations in China.

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

On the same date, September 30, 2016, the Company filed Articles of Merger with the Nevada SOS whereby it entered into a statutory merger with its wholly-owned subsidiary, Green Vision Biotechnology Corp. pursuant to Nevada Revised Statutes 92A.200 et. seq. The effect of such merger was that the Company became the sole surviving entity and changed its name to “Green Vision Biotechnology Corp.”

The investment transaction under the share exchange agreements and contractual agreements as described below (collectively the “Transaction Agreements”) was entered into between each of the Shareholders of Lutu and GVBT (the “Investment Transaction”) on May 12, 2017. As a result of closing of the Investment Transaction, GVBT acquired part of the shares of Lutu and assumed management of Lutu and all its direct and indirect subsidiaries (“the Lutu Group”).

On May 12, 2017, GVBT entered into a share exchange agreement with Harcourt Capital Limited (“Harcourt”) and Woodhead Investments Limited (“Woodhead”), both were limited companies incorporated in the British Virgin Islands, holder of 6% and 5% of the issued and outstanding shares of  Lutu respectively (the “Minority Interest Exchange Agreement”). Under the Minority Interest Exchange Agreement, Harcourt and Woodhead together agreed to transfer to GVBT a total of 11% of the issued and outstanding shares of Lutu. In consideration, GVBT agreed to grant Harcourt and Woodhead, or persons designated by Harcourt and Woodhead, rights to receive a 6 million and 5 million shares of GVBT’s common stock respectively. The Minority Interest Exchange Agreement was completed on May 12, 2017.

On May 12, 2017, GVBT entered into a share exchange agreement with Able Lead Holdings Limited (“Able Lead”), an 89% shareholder of Lutu(the “Majority Interest Exchange Agreement”). Under the Majority Interest Exchange Agreement, Able Lead agreed to enter a series of contractual arrangements with GVBT (collectively, the “Contractual Arrangements”) (described below), by which GVBT could assume management control of the Lutu Group.

When entering into the Majority Interest Exchange Agreement, Able Lead had an outstanding loan of $4.43 million denominated in Renminbi (“RMB”) owing to an unrelated third party with its maturity date on January 22, 2018 (the “Outstanding Loan”). Able Lead had negotiated an extension of the Outstanding Loan to 2019 with the third-party. Shares of Lutu held by Able Lead had been charged to the third party lender as a collateral to secure repayment of the Outstanding Loan (the “Security”). Accordingly, it was agreed under the Majority Interest Exchange Agreement that the shares of Lutu held by Able Lead would be transferred to GVBT once the Outstanding Loan was fully repaid. As a consideration, GVBT agreed to issue and deliver a total of 89 million shares of GVBT’s common stock to an escrow agent (issued in the name of the escrow agent or its nominee) (the “Escrow Shares “). The Escrow Shares were to be held in escrow for a period of one year or such period to be agreed by GVBT and Able Lead upon the execution of the Majority Interest Exchange Agreement. Conditional upon the full repayment of the Outstanding Loan and the release of the Security by Able Lead, the Escrow Shares were to be released to Able Lead in exchange for the 89% of the issued and outstanding shares of Lutu. In the event that Able Lead could not fully repay the Outstanding Loan (within a period of one year, or such period of time to be agreed by GVBT and Able Lead) and cause the release of the Security, then the Escrow Shares would be delivered to transfer agent for cancellation. Further, unless otherwise expressly agreed in writing by GVBT and Able Lead, the Majority Interest Exchange Agreement would be automatically terminated upon the termination of any of the agreements in the Contractual Arrangements described below.

Pursuant to the escrow agreement (the “Escrow Agreement”) entered into between Booth Udall Fuller, PLC (the “Escrow Agent”) and GVBT on May 12, 2017, the Escrow Shares would be held by Booth Udall Fuller, PLC for a year following the execution of the Majority Interest Exchange Agreement. The Escrow Shares would not be subject to any lien, attachment, or any other judicial process of any creditor of GVBT, and would be held and disbursed solely for the purposes and in accordance with the terms of the Majority Interest Exchange Agreement.

On May 12, 2017, GVBT entered into the Contractual Arrangements with Lutu and Able Lead. Upon execution of the Contractual Arrangements, GVBT assumed management of the Lutu Group and received economic benefits which includes the right to receive the expected residual returns and and/or obligation to absorb expected loss from the Lutu Group. Each agreement in the Contractual Arrangements constituted valid and binding obligations of the parties of such agreements and was enforceable and valid in accordance with the laws of Cayman Islands. All agreements executed by Lutu were duly approved by its board of directors and the Shareholders of Lutu.

Consulting Services Agreement

Pursuant to the exclusive consulting services agreement entered into between GVBT and Lutu on May 12, 2017 (the “Consulting Services Agreement”), GVBT has the exclusive right to provide to the Lutu Group general business operation services, including advice and strategic planning, as well as consulting services related to the technological research and development of bio-fertilizers. Further, GVBT owned the intellectual property rights developed or discovered through research and development, in the course of providing the consulting services, or derived from the provision of the consulting services. In consideration, Lutu paid an annual consulting service fees to GVBT in the amount equivalent to all of Lutu’s net profits for the relevant financial year. The term of the consulting service agreement was five (5) years from its effective date and might be terminated upon GVBT’s written confirmation prior to the expiration of the agreement.

Unless otherwise expressly agreed in writing by GVBT and Able Lead, the Consulting Services Agreement would be automatically terminated upon the termination of any of the agreements in the Contractual Arrangements or the Majority Interest Exchange Agreement.

We hereby confirmed that we have not received any consulting fees from Lutu nor the Lutu Group during the periods presented.

Operating Agreement

Pursuant to the operating agreement entered into between GVBT, Lutu and Able Lead on May 12, 2017  (the “Operating Agreement”), GVBT agreed to provide guidance and instructions on the Lutu Group’s daily operations, financial management and employment issues. Able Lead agreed to designate candidates recommended by GVBT as their representatives on the boards of directors of each member of the Lutu Group. GVBT has the right to appoint senior executives of each member of the Lutu Group. In addition, GVBT agreed to guarantee the Lutu Group’s performance under any agreements or arrangements relating to the Lutu Group’s business arrangements with any third party. In consideration, Lutu agreed that it would not, and would cause the Lutu Group not to, without the prior consent of GVBT, engage in any transactions that could materially affect their respective assets, liabilities, rights or operations, including but not limited to, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of their assets or intellectual property rights in favor of a third party or transfer of any agreements relating to their business operation to any third party. The term of the Operating Agreement is five (5) years from its effective date and might be extended and terminated only upon GVBT’s written confirmation prior to the expiration of this agreement.

Unless otherwise expressly agreed in writing by GVBT and Able Lead, the Operating Agreement would be automatically terminated upon the termination of any of the agreements in the Contractual Arrangements or the Majority Interest Exchange Agreement.

Proxy Agreement

Pursuant to the proxy agreement entered into between Able Lead, Lutu, and GVBT on May 12, 2017  (the “Proxy Agreement”), Able Lead agreed to irrevocably grant a person to be designated by GVBT the right to exercise its voting rights and other rights, including the attendance of, and the voting at the shareholders’ meetings of Lutu for and on behalf of Able Lead (or the signing of written resolutions in lieu of such meetings) in accordance with applicable laws and its articles of association, including but not limited to the appointment and voting for the directors and chairman of the board as the authorized representative of Able Lead to exercise controlling power in the Lutu Group. The Proxy Agreement might be terminated by joint consent of the parties or upon 7-day written notice from GVBT. The proxy right granted by the Proxy Agreement has never been exercised.

Repayment of Outstanding Loan and release of Security by Able Lead/cancellation and reissuance of Escrow Shares

Able Lead made full repayment of the Outstanding Loan and released the Security on February 27, 2019. The Escrow Shares were returned to the Company for cancellation on July 30, 2019. The Company then re-issued 89,000,000 new shares to Able Lead pursuant to Section 4(a)(2) of the Securities Act of 1933 as a non-public offering. Thereafter, Able Lead transferred the shares to six (6) shareholders who were not affiliated with GVBT.

Expiries of Agreements

The above-mentioned Consulting Services Agreement, Operating Agreement and Proxy Agreement entered between the Company, Lutu and Able Lead on May 12, 2017, were for 5 years terms. Accordingly, all these agreements expired on May 11, 2022.

Furthermore, since the issuance of common stock to Able Lead on July 30, 2019, Lutu became the Company’s wholly owned subsidiary; the Company is of the view that there is no need for the Company to renew and extend these agreements to achieve the previous objectives of these agreements.

Changes Resulting from the Investment Transaction

The closing of the Investment Transaction occurred on May 12, 2017, resulting in a change of control of GVBT. Prior to closing of the Investment Transaction, GVBT had a total of 60,790,000 shares of common stock issued and outstanding. As a result of the closing of the Investment Transaction, GVBT had in total 160,790,000 shares of its common stock issued and outstanding, of which 60,790,000 shares, or approximately 37.8%, were owned by the previous existing shareholders of GVBT, with the balance of 100,000,000 shares, or approximately 62.2%, owned by the previous shareholders of Lutu, and with certain shares held in escrow pursuant to the Escrow Agreement.

Following the closing of the Investment Transaction, GVBT began carrying on the business of the Lutu Group. The Lutu Group, with its operation primarily located in the Shanxi Province of China, was engaged in the biotechnology industry and  the production and distribution of bio-fertilizers. Revenues of the Lutu Group are currently generated from China.

Changes to the Board of Directors and Officers

Simultaneous with the closing of the Investment Transaction, there was a change in the officers and directors of GVBT. As authorized by the bylaws, the existing director of GVBT, Mr. Ma Wai Kin, appointed two (2) additional members to the Board of GVBT. Such members were Mr. Lam Ching Wan (also known as William Lam) and Mr. Leung Kwong Tak (also known as Dr. Michael Leung). Mr. Ma also appointed Mr. William Lam as GVBT’s Chief Executive Officer and Mr. Lo Kwok Leung as GVBT’s Chief Financial Officer. Mr. Lo Kwok Leung is not related to Dr. Michael Leung.

All members of the Board hold their respective offices for a term of one year from their respective dates of appointment, or until the election and qualification of their successors, and thereafter to resign as a director of GVBT. In accordance with the bylaws, officers are elected by the board of directors and serve at the discretion of the board of directors.

Accounting Treatment

The Investment Transaction was accounted for as a reverse-merger and recapitalization. For financial reporting purposes, Lutu is the acquirer and GVBT is the acquired company. After completion of the Investment Transaction, the assets, liabilities, operations results and cash flow of GVBT that were reflected in the historical consolidated financial statements prior to the Investment Transaction would be those of Lutu and its subsidiaries, and will be recorded at the historical cost basis of Lutu and its subsidiaries. Number of shares deemed to be outstanding for the period from January 1, 2019 to the acquisition date will be reflected in the balance of the common stock and paid in capital. The Company changed its fiscal year ended from January 31 to December 31.

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

Cash transferred through organization

The cash transferred inside the organization can be classified as cash inflow and cash outflow.

Cash transferred from holding company to subsidiaries:

The Holding Company (or its HKSAR Subsidiary) obtained loans from various related parties. Then the cash would be lent to other subsidiaries to settle bills and obligations.

Cash transferred from subsidiaries to holding company:

The cash transferred from subsidiaries to Holding Company would be for repayment of loans or dividends.

During the year ended December 31, 2021, the cash transferred between holding company and subsidiaries were as below:

	Amount transferred from Holding Company to	Amount transferred to Holding Company from
Subsidiary- Lutu International Biotechnology Limited	$Nil	$Nil
Subsidiary- Light Raise Limited	$Nil	$Nil
Subsidiary- Hong Kong Prolific Mineral Resources Holdings Limited	$215,122 (1)	$$212,172 (2)
Shanxi Green Biotechnology Industry Company Limited	$Nil	$Nil

(1)	Amount from Able Lead Holdings Ltd. and other related parties to Holding Company, and then lend to HKSAR Subsidiary for settlement of bills and obligation.
(2)	Payment of administrative expenses, mainly consists of Audit fee and Director fee, by HKSAR Subsidiary on behalf of Holding Company

Dividend distribution, limitation, and tax impact

Up to the date of this report, the Company has accumulated deficit of $7,916,489 and does not have any profits eligible for distribution and has not declared any dividend or any distributions of dividend from subsidiary to the holding company and there are no tax consequences to be occurred. Moreover, the Company has not previously declared or paid cash dividends.

We are a holding company incorporated under the laws of the State of Nevada and principally operated business through our HKSAR and China subsidiaries. Our operating cash flows, including any payment of dividends to our shareholders relied on the fund available to our subsidiaries or funds provided from our related parties.

Our Board has discretion as to whether to distribute dividends, subject to certain requirements of China law. China regulations may restrict the ability of our China Subsidiary to pay dividends to the holding company. Our China Subsidiary’s ability to distribute dividends is based upon its distributable earnings. Current China regulations permit our China Subsidiaries to pay dividends to its respective shareholders only out of its accumulated profits, if any, determined in accordance with China accounting standards and regulations. In addition, our China Subsidiary is required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of its registered capital. Before January 1, 2020, our China Subsidiary as a Foreign Invested Enterprise (the “FIE”), is also required to further set aside a portion of its after-tax profits to fund the employee welfare fund, although the amount to be set aside, if any, is determined at its discretion. These reserves are not distributable as cash dividends. If our China Subsidiary incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments to us. Any limitation on the ability of our China Subsidiary to distribute dividends or other payments to its shareholders could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends or otherwise fund and conduct our business.

In addition, the PRC Enterprise Income Tax Law and its implementation rules provide that a withholding tax rate of up to 10% will be applicable to dividends payable by Chinese companies to non-PRC-resident enterprises unless otherwise exempted or reduced according to treaties or arrangements between the PRC central government and governments of other countries or regions where the non-PRC resident enterprises are incorporated.

As disclosed in Item 5, no cash dividends were paid during the fiscal years ended December 31, 2021, and 2020. The Company has not paid any cash dividends since inception and does not foresee declaring any cash dividends in the foreseeable future.

Permission of Approval

For the required permission or approval of the China Subsidiary to obtain from Chinese authorities to operate the biofertilizer business, please refer to the following table:

No.	Permission or Approval		Identification Number
1.	Certificate of Incorporation		9114000078850190XD
2.	Certificate of Approval for Incorporation (Taiwan, Hong Kong, Macau, and Overseas Chinese entities) (Shanxi Province, China)		【2012】0020
3	Fertilizer Registration Certificate (Issued by the Ministry of Agricultural and Rural Affairs, China)	1.	Biofertilizer （2017）（2457） (Organic Biofertilizer Category) (valid until December 2022)

		2.	Biofertilizer（2017）（2470）（Compound Biofertilizer） (valid until December 2022)

		3.	Biofertilizer（2018）（3414）（Compound Micro-biofertilizer） (valid until November 2023)

		4.	Biofertilizer（2018）（3415）（Micro-biofertilizer） (valid until November 2023)

		5.	Agricultural Fertilizer（2018）13091（Water-soluble Fertilizer） (valid until December 2023)

For the required permission or approval of the Company (the holding company) to obtain from Chinese authorities to offer securities to foreign investors, we are of the view that such permission or approval is not required because we are formed in Nevada.

We confirm that our China Subsidiary is not covered by permissions requirements from the China Securities Regulatory Commission (CSRC) or Cyberspace Administration of China (CAC) for approval of its operations, because our China Subsidiary’s only business is the production and distribution of biofertilizers. We confirm that we have received all requisite permissions or approvals to operate the production and distribution of biofertilizer products.

In the event that our China Subsidiary: (i) does not receive or maintain such permissions or approvals, (ii) inadvertently concludes that such permissions or approvals are not required, or (iii) applicable laws, regulations, or interpretations change and you are required to obtain such permissions or approvals in the future, the consequences to the Company and our investors could be:

(a)	We will not be able to continue our current operation and businesses;

(b)	Our income and revenue will stop;

(c)	Our stocks may be subject to a trading halt; and

(d)	The value of our stock could drop to a minimal (to the net asset value only).

Item 1A. Risk Factors

Legal and Operational Risks associated with being based in or having the majority of the Company’s operation in China

Risks arising from the legal system in China include:

1.	risks and uncertainties regarding the enforcement of laws and that rules and regulations in China can change quickly with little advance notice; and

2.

risk that the Chinese government may intervene or influence our operations at any time or may exert more control over offerings conducted overseas and/or foreign investment in China based issuers, which could result in a material change in our operations and/or the value of our securities.

Risks and uncertainties regarding the enforcement of laws and that rules and regulations in China can change quickly with little advance notice

GVBT is a holding company, and we conduct our operation through our subsidiaries in Cayman Islands, BVI, Hong Kong and the mainland China. Our operations are primarily located in the mainland China and our clients are China corporates or individuals.

The Chinese government has throughout these years exercised substantial control over each and every sector of the Chinese economy via legislation and state ownership. Adopting a civil law system as opposed to a common law system, the Chinese government is at liberty to promulgate new laws, regulations, interpretations or reinterpretations of existing laws and regulations with little to no advance notice without being bound by prior court decisions. In recent years, the Chinese government has intensified its interference in economic matters involving foreign investment, corporate organization, governance, commerce, taxation, and trade. For these reasons, the legal framework in China is vigorously changing and the environment which our operations maneuver in is constantly changing. Legal protections available to the Company today may work against us tomorrow, and there is a constant possibility that future laws, regulations, interpretations, or re-interpretations of laws and regulations would result in protracted litigation or regulatory enforcement action that could result in the incurrence of substantial costs and diversion of management attention.

As at today, we are not materially affected by recent statements by the Chinese government indicating an extent to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers. However, there remains uncertainty with respect to the implementation and interpretation of laws in China. The PRC government may choose to exercise significant oversight and discretion, and the policies, regulations, rules, and the enforcement of laws of the Chinese government to which we are subject may change rapidly and with little advance notice to us. In addition, these laws and regulations may be interpreted and applied inconsistently by different authorities. New laws, regulations, and other government directives in the PRC may also be costly to comply with. Such compliance or non-compliance may delay our development or increase our operating costs. Furthermore, such new amendments to the current legislation are highly uncertain as to how they will affect our daily business operation, listing on an U.S. or foreign exchange operation.

Accordingly, any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or be worthless.

Risk that the Chinese government may intervene or influence our operations at any time or may exert more control over offerings conducted overseas and/or foreign investment in China based issuers, which could result in a material change in our operations and/or the value of our securities

Chinese government may intervene or influence our operations at any time or may exert more control over offerings conducted overseas and/or foreign investment in China-based issuers, which could result in a material change in our operations and/or the value of our Ordinary Shares. The promulgation and enactment of new laws or regulations by the PRC government will restrict or result in unfavorable impact on our business. In such event, the business, financial condition and results of operations of the Company could be adversely affected as well as materially affected, resulting in the decrease of value of our Ordinary Shares, even rendering it worthless.

Since our China Subsidiary is based and operates in China, it is subject to China’s laws, rules, and regulations. Even though the China Subsidiary has been operating in compliance with all the relevant China laws, rules, and regulations, we do not know if these laws, rules and regulations will change in future.

In case when there is a change in these laws, rules, and regulations, we may not be able to meet with those new standards and comply with the new set of laws, rules and regulations. In such case, the China Subsidiary may have to cease operation. The result of the cessation will have material impact on the value of our securities and could significantly limit or even completely hinder our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or be worthless.

Data Security

China’s Data Security Law came into force on 1 September 2021, and it is expected that the Chinese government will take steps to lay down and publish more details on data classification regime, index of important data and standard of data security.

Since our China Subsidiary’s major business is the production and distribution of bio-fertilizers and such business is conducted through physical/direct retailing and distribution (rather than online trading), we are of the view that the Data Security Law will not affect our business operations accepting foreign investments or listing in foreign stock exchanges.

The Company will keep monitoring the future updates of the related laws and regulations and ensure appropriate internal review is conducted in compliance with the said regime, index and standard.

Anti-monopoly

The relevant rules and regulations under China’s laws relating to anti-monopoly will only be triggered when a company enters certain agreements / contracts with its business counterparties and/or competing parties, resulting in a monopolized market. Our China Subsidiary has not entered into any such agreements. Our China Subsidiary also has not conducted any market activity relating to merger with other operators in the China fertilizer industry which would be resulting in “Concentration of Business Operators” situation as defined in the relevant rules and regulations.

We noticed that the China’s government has recently released statements and regulatory actions relating to data security and anti-monopoly areas. Even though we are of the view that our China Subsidiary, being a producer of bio-fertilizer, will not be subject to any rules relating to data security nor anti-monopoly, we will be monitoring the development of the situation closely. We will update and make disclosure if there are changes of laws, rules and regulations in future that will affect the legal and operational environment of the China Subsidiary.

Accelerating Holding Foreign Companies Accountable Act

On April 21, 2020, the SEC and the PCAOB released a joint statement highlighting the risks associated with investing in companies based in or having substantial operations in certain “restrictive markets,” including China. The joint statement emphasized the risks associated with lack of access from the PCAOB to inspect auditors and audit work papers in China and higher risks of fraud in the markets where the PCAOB has limited access to the local auditing firms and their work.

On December 18, 2020, the Holding Foreign Companies Accountable Act was enacted, pursuant to which an issuer must establish that they are not owned or controlled by a foreign government if the PCAOB is unable to audit specified reports because the issuer has retained a foreign public accounting firm that is not subject to inspection by the PCAOB. If the PCAOB is unable to inspect the issuer’s public accounting firm for three consecutive years, the issuer’s securities will be prohibited from trading.

Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if enacted, would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three.

On September 22, 2021, the PCAOB adopted a final rule implementing the HFCAA.

Centurion ZD CPA Limited (“CZD”) was retained for the preparation of the audit report for the Company during the period covered by this Form 10-K, i.e., the financial year ended on December 31, 2022.

The Company noted that PCAOB specifically included CZD in Appendix B of its HFCAA Determination Report dated December 16, 2021, notifying the Commission that it was unable to inspect or investigate CZD completely owing to the position adopted by one or more authorities in the Hong Kong Special Administrative Region (“HKSAR”).

The Company understands that PCAOB’s Hong Kong Determination identifying CZD has mainly contributed to GVBT’s being included in the HFCAA Conclusive List on May 20, 2022. The Company is also aware of the risk that trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act if the PCAOB determines that it cannot inspect or investigate completely our auditor for three consecutive years, or two consecutive years if the Accelerating Holding Foreign Companies Accountable Act is enacted.

The Company has been reaching out to audit firms in the US which do not fall within the PCAOB Determined List. However, the Company understands that these audit firms must go through a “client acceptance procedure” before they are able to accept engagement. The Company will disclose the developments regarding the engagement of US audit firms in subsequent quarterly reports and annual reports.

The Company’s controlling shareholder is Able Lead Holding Limited (holing 47.064 % of the Company’s issued shares). On January 17, 2022, because of a private sale transaction, all of the issued and outstanding shares of common stock of Able Lead Holdings Limited were transferred from Leung Kwong Tak Michael to Well Supreme International Limited (the “Purchaser”). The Purchaser is a company incorporated in the BVI and is beneficially owned by William CW Lam, CEO of the Company and Karen MK Ho (“Ms. Karen Ho”), with respective shareholding of 0.1% and 99.9% of all the issued shares of the Purchaser. Karen Ho is the wife of William CW Lam.

The Company confirms that William CW Lam and Ms. Karen Ho are both Hong Kong residents and neither of them is a member of the Chinese Communist Party (“CCP”) nor holds any position in the government of China and the government of the HKSAR.

Based on the aforementioned information, the Company is not owned or controlled by the government of China nor the government of the HKSAR or any of its governmental entities. The Company further confirms that the government of China and the government of the HKSAR do not have a controlling financial interest in the Company, nor do they own any financial interest in the Company.

The Company confirms that none of the Directors and Executive Officers as listed in Item 10 of the Form 10-K for the fiscal year ended December 31, 2021, are previous or existing members of the CCP, nor do they coincide with the names of any members of the CCP.

The Company further confirms that the Articles of the Company do not contain any charter of the CCP, including the text of any charter.

Risk on the Chinese government’s significant oversight and discretion over the conduct of business

Given the Chinese government’s significant oversight and discretion over the conduct of our business, there is risk that the Chinese government may intervene or influence our operations at any time, which could result in a material change in our operations and/or the value of our securities.

Also, given recent statements by the Chinese government indicating an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers, there is risk that any such action could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or be worthless.

The Chinese government has occasionally issued statements in relation to crack down on illegal activities in the securities market and promote the high-quality development of the capital market. These statements have the effects of strengthening cross-border oversight of law-enforcement. The Chinese government has also recently published new policies that significantly affected certain industries such as the education and internet industries, and the Company cannot rule out the possibility that it will, in the future, release regulations or policies regarding our industry that could adversely affect our business, financial condition and results of operations. We understand that uncertainties still exist, due to the possibility that laws, regulations, or policies in the PRC could change rapidly in the future.

In the event that such permissions or approvals are required, or we inadvertently concluded that relevant permissions or approvals were not required, any action taken by the PRC government could hinder our operations and our ability and to offer or continue to offer securities to investors and could cause the value of such securities to significantly decline or be worthless.

PART II

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

Result of Operations for the Years ended December 31, 2021 and 2020

Revenue was $145,099 for the year ended December 31, 2021 (“the FY2021”), increased by $58,449, or 67.5% from $86,650 for the year ended December 31, 2020 (“the Comparable Year”). The increase in revenue during the FY2021 as compared to the Comparable Year was due to the unit sale price was increasing and became much more expensive in the FY2021

Cost of sales was decreased by $19,045, or 20.4% from $93,218 in the Comparable Year to $74,173 in the FY2021. The decrease was due to change of operation in Shanxi Green Biotechnology Industry Company Limited of the following:

1.	change from mainly self-production to mainly purchase outside;

2.	increase in sales volumes from 287 tonnes in the Comparable Year to 291 tonnes in the FY2021;

3.

while the unit cost decreased from around $324 to $255 per tonnes. In terms of percentage of revenue, cost of sales was 51.1% in the FY2021 as compared to 107.6% in the Comparable Year. The decrease in cost of sales was primarily resulted of obtained the benefit on economic of scale from out-sourcing which is significantly lower in unit cost compared with the unit cost of self-production. The past periods self-production cost composed with a comparatively high fixed cost portion. Given the high fixed cost factor, the management had determined to shift the self-production strategy to sourcing from procurement which yielded lower cost of sales and we ended up with a significant increase in revenues.

Gross profit was increased by $77,494, or 1179.9% from negative $6,568 in the Comparable Year to $70,926 in the FY2021. In terms of percentage of revenue, the gross profit percentage was increased to 48.9% for the FY2021 as compared to negative 7.6% for the Comparable Year. The increase of gross profit was primarily due to the significant rise in the unit sales price from $302 in the Comparable Year as compared to $499 in FY2021 while the unit cost decreased from around $324 to $255 per tons in the FY2021.

The unit selling price of products sold increased from $302 in the Comparable Year (FY2020) to $499 in FY2021. The increase in selling price was due to the change from self-production product, with lower selling price and lower profit margin, to purchased merchandise from outside supplier which has a significant higher selling price and higher profit margin.

The mix of products changes from 44.3% self-production and 55.7% on purchased merchandise in the Comparable Year to 100% purchased merchandise in FY2021.

The mix of products are as following:

	Year ended December 31, 2021	Year ended December 31, 2020
	in Tonne	in Tonne
Product A- self production product	-	58
Product B- self production product	-	69
Product C- purchased merchandise	291	160

Total	291	287

Selling expenses were increased by $56,191, or 2038.9%, to $58,947 in the FY2021 from $2,756 in the Comparable Year. In terms of percentage of revenue, the rates were 40.6% in the FY2021 compared to 3.2% in the Comparable Year. The increase was primarily due to the increase of sales commission expenses to stimulate the sales activities, that was correlated to the change in product mix that resulted to the higher commission expenses which was an outcome of the shift from production to marketing oriented operation model adapted by the management. The commission expenses were increased by $56,687, or 2513.8%, to $58,942 in the FY2021 from $2,255 in the Comparable Year.

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

The reversal of provision for inventory were $21,111 in FY2021 and $89,148 in the Comparable Year, which represented to be the cost of the inventory which was previously been provided as the reserve for inventory shrinkage, but had been physically reused back in the production of products in the reporting year through self-production, sub-contacting or being sold for disposal of obsolete. The reversals amount were reflected back into cost of sales for the production of products through self-production and sub-contracting production, or in corresponding entries which reflected into the other income or negative expense while being sale for disposal of obsolete.

The provision of inventory balance were $51,652 as at December 31, 2021 as compared to $71,185 as at December 31, 2020.

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

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, the Company’s principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by the Annual Report on Form 10-K. Based on this evaluation, these officers have concluded that as of the end of the period covered by the Annual Report on Form 10-K, our disclosure controls and procedures were not effective and were inadequate to insure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act were recorded, processed, summarized and reported within the time period specified in the Commission’s rules and forms.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 using the May 2013 updated criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or (“COSO”). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, the management found that:

1.	the existing internal control especially on the control over assurance regarding prevention and timely detection of unauthorized usage and disposition of the Company’s assets were not effective;

2.

do not have full time accounting personnel who have US GAAP experience and education; and considered these were material weaknesses and concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2021.

In an effort to remedy these material weaknesses resulted to the ineffectiveness of internal control over financial reporting in the future, the Company intend to do the following:

•	Top management has reviewed and updated the existing company chop access policy and Delegation of Authority (DOA) for approval process.

•	GVBT management has reviewed all key processes to establish adequate segregation of duties based on the roles and responsibilities.

•	The Delegation of Authority table is reviewed and updated to ensure that transactions are approved properly before processing;

•	Develop a comprehensive training and development plan, for our finance, accounting and internal audit personnel, including our Chief Financial Officer, Financial Manager, and others, in the principles and rules of U.S. GAAP, SEC reporting requirements and the application thereof on the financial representation and disclosures in the reporting matters.

Despite the material weakness reported above, our management believes that our consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

PART IV

Item 13. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Amendment

	a)	The Notes listed in the Index to the amended notes to Consolidated Financial Statements are filed as part of this Amendment

	b)	List of Exhibits

See Index to Exhibits in paragraph (b) below.

The Exhibits are filed with or incorporated by reference in this report.

(b)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN VISION BIOTECHNOLOGY CORP.

By:	/s/Lam Ching Wan, William
Lam Ching Wan, William
Chief Executive Officer

Dated: September 19, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lam Ching Wan, William	Chief Executive Officer and Director	September 19, 2022
Lam Ching Wan, William	(Principal Executive Officer)

/s/ Lo Kwok Leung	Chief Financial Officer	September 19, 2022
Lo Kwok Leung	(Principal Financial and Accounting
Officer)

/s/ Leung Kwong Tak, Michael	Chairman of the Board and Director	September 19, 2022
Leung Kwong Tak, Michael

/s/ Ma Wai Kin	Chief Operating Officer and Director	September 19, 2022
Ma Wai Kin

Green Vision Biotechnology Corp. and Subsidiaries

Consolidated Financial Statements

As of December 31, 2021 and December 31, 2020 and

For the Years Ended December 31, 2021 and 2020

With Report of Independent Registered Public Accounting Firm

F-2

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

On the same date, September 30, 2016, the Company filed Articles of Merger with the Nevada SOS whereby it entered into a statutory merger with its wholly-owned subsidiary, Green Vision Biotechnology Corp. pursuant to Nevada Revised Statutes 92A.200 et. seq. The effect of such merger was that the Company became the sole surviving entity and changed its name to “Green Vision Biotechnology Corp.”

The investment transaction under the share exchange agreements and contractual agreements as described below (collectively the “Transaction Agreements”) was entered into between each of the Shareholders of Lutu and GVBT (the “Investment Transaction”) on May 12, 2017. As a result of closing of the Investment Transaction, GVBT acquired part of the shares of Lutu and assumed management of Lutu and all its direct and indirect subsidiaries (“the Lutu Group”).

On May 12, 2017, GVBT entered into a share exchange agreement with Harcourt Capital Limited (“Harcourt”) and Woodhead Investments Limited (“Woodhead”), both were limited companies incorporated in the British Virgin Islands, holder of 6% and 5% of the issued and outstanding shares of  Lutu respectively (the “Minority Interest Exchange Agreement”). Under the Minority Interest Exchange Agreement, Harcourt and Woodhead together agreed to transfer to GVBT a total of 11% of the issued and outstanding shares of Lutu. In consideration, GVBT agreed to grant Harcourt and Woodhead, or persons designated by Harcourt and Woodhead, rights to receive a 6 million and 5 million shares of GVBT’s common stock respectively. The Minority Interest Exchange Agreement was completed on May 12, 2017.

On May 12, 2017, GVBT entered into a share exchange agreement with Able Lead Holdings Limited (“Able Lead”), an 89% shareholder of Lutu(the “Majority Interest Exchange Agreement”). Under the Majority Interest Exchange Agreement, Able Lead agreed to enter a series of contractual arrangements with GVBT (collectively, the “Contractual Arrangements”) (described below), by which GVBT could assume management control of the Lutu Group.

When entering into the Majority Interest Exchange Agreement, Able Lead had an outstanding loan of $4.43 million denominated in Renminbi (“RMB”) owing to an unrelated third party with its maturity date on January 22, 2018 (the “Outstanding Loan”). Able Lead had negotiated an extension of the Outstanding Loan to 2019 with the third-party. Shares of Lutu held by Able Lead had been charged to the third party lender as a collateral to secure repayment of the Outstanding Loan (the “Security”). Accordingly, it was agreed under the Majority Interest Exchange Agreement that the shares of Lutu held by Able Lead would be transferred to GVBT once the Outstanding Loan was fully repaid. As a consideration, GVBT agreed to issue and deliver a total of 89 million shares of GVBT’s common stock to an escrow agent (issued in the name of the escrow agent or its nominee) (the “Escrow Shares “). The Escrow Shares were to be held in escrow for a period of one year or such period to be agreed by GVBT and Able Lead upon the execution of the Majority Interest Exchange Agreement. Conditional upon the full repayment of the Outstanding Loan and the release of the Security by Able Lead, the Escrow Shares were to be released to Able Lead in exchange for the 89% of the issued and outstanding shares of Lutu. In the event that Able Lead could not fully repay the Outstanding Loan (within a period of one year, or such period of time to be agreed by GVBT and Able Lead) and cause the release of the Security, then the Escrow Shares would be delivered to transfer agent for cancellation. Further, unless otherwise expressly agreed in writing by GVBT and Able Lead, the Majority Interest Exchange Agreement would be automatically terminated upon the termination of any of the agreements in the Contractual Arrangements described below.

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

(F/K/A VIBE WIRELESS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND NATURE OF BUSINESS (CONTINUED)

Pursuant to the escrow agreement (the “Escrow Agreement”) entered into between Booth Udall Fuller, PLC (the “Escrow Agent”) and GVBT on May 12, 2017, the Escrow Shares would be held by Booth Udall Fuller, PLC for a year following the execution of the Majority Interest Exchange Agreement. The Escrow Shares would not be subject to any lien, attachment, or any other judicial process of any creditor of GVBT, and would be held and disbursed solely for the purposes and in accordance with the terms of the Majority Interest Exchange Agreement.

On May 12, 2017, GVBT entered into the Contractual Arrangements with Lutu and Able Lead. Upon execution of the Contractual Arrangements, GVBT assumed management of the Lutu Group and received economic benefits which includes the right to receive the expected residual returns and and/or obligation to absorb expected loss from the Lutu Group. Each agreement in the Contractual Arrangements constituted valid and binding obligations of the parties of such agreements and was enforceable and valid in accordance with the laws of Cayman Islands. All agreements executed by Lutu were duly approved by its board of directors and the Shareholders of Lutu

Consulting Services Agreement

Pursuant to the exclusive consulting services agreement entered into between GVBT and Lutu on May 12, 2017 (the “Consulting Services Agreement”), GVBT has the exclusive right to provide to the Lutu Group general business operation services, including advice and strategic planning, as well as consulting services related to the technological research and development of bio-fertilizers. Further, GVBT owned the intellectual property rights developed or discovered through research and development, in the course of providing the consulting services, or derived from the provision of the consulting services. In consideration, Lutu paid an annual consulting service fees to GVBT in the amount equivalent to all of Lutu’s net profits for the relevant financial year. The term of the consulting service agreement was five (5) years from its effective date and might be terminated upon GVBT’s written confirmation prior to the expiration of the agreement.

Unless otherwise expressly agreed in writing by GVBT and Able Lead, the Consulting Services Agreement would be automatically terminated upon the termination of any of the agreements in the Contractual Arrangements or the Majority Interest Exchange Agreement.

We hereby confirmed that we have not received any consulting fees from Lutu nor the Lutu Group during the periods presented.

Operating Agreement

Pursuant to the operating agreement entered into between GVBT, Lutu and Able Lead on May 12, 2017  (the “Operating Agreement”), GVBT agreed to provide guidance and instructions on the Lutu Group’s daily operations, financial management and employment issues. Able Lead agreed to designate candidates recommended by GVBT as their representatives on the boards of directors of each member of the Lutu Group. GVBT has the right to appoint senior executives of each member of the Lutu Group. In addition, GVBT agreed to guarantee the Lutu Group’s performance under any agreements or arrangements relating to the Lutu Group’s business arrangements with any third party. In consideration, Lutu agreed that it would not, and would cause the Lutu Group not to, without the prior consent of GVBT, engage in any transactions that could materially affect their respective assets, liabilities, rights or operations, including but not limited to, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of their assets or intellectual property rights in favor of a third party or transfer of any agreements relating to their business operation to any third party. The term of the Operating Agreement is five (5) years from its effective date and might be extended and terminated only upon GVBT’s written confirmation prior to the expiration of this agreement.

Unless otherwise expressly agreed in writing by GVBT and Able Lead, the Operating Agreement would be automatically terminated upon the termination of any of the agreements in the Contractual Arrangements or the Majority Interest Exchange Agreement.

GREEN VISION BIOTECHNOLOGY CORP. AND SUBSIDIARIES

(F/K/A VIBE WIRELESS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND NATURE OF BUSINESS (CONTINUED)

Proxy Agreement

Pursuant to the proxy agreement entered into between Able Lead, Lutu, and GVBT on May 12, 2017  (the “Proxy Agreement”), Able Lead agreed to irrevocably grant a person to be designated by GVBT the right to exercise its voting rights and other rights, including the attendance of, and the voting at the shareholders’ meetings of Lutu for and on behalf of Able Lead (or the signing of written resolutions in lieu of such meetings) in accordance with applicable laws and its articles of association, including but not limited to the appointment and voting for the directors and chairman of the board as the authorized representative of Able Lead to exercise controlling power in the Lutu Group. The Proxy Agreement might be terminated by joint consent of the parties or upon 7-day written notice from GVBT. The proxy right granted by the Proxy Agreement has never been exercised.

Repayment of Outstanding Loan and release of Security by Able Lead/cancellation and reissuance of Escrow Shares

Able Lead made full repayment of the Outstanding Loan and released the Security on February 27, 2019. The Escrow Shares were returned to the Company for cancellation on July 30, 2019. The Company then re-issued 89,000,000 new shares to Able Lead pursuant to Section 4(a)(2) of the Securities Act of 1933 as a non-public offering. Thereafter, Able Lead transferred the shares to six (6) shareholders who were not affiliated with GVBT.

Expiries of the Agreements

The above-mentioned Consulting Services Agreement, Operating Agreement and Proxy Agreement entered between the Company, Lutu and Able Lead on May 12, 2017, were for 5 years terms. Accordingly, all these agreements expired on May 11, 2022.

Furthermore, since the issuance of common stock to Able Lead on July 30, 2019, Lutu became the Company’s wholly owned subsidiary; the Company is of the view that there is no need for the Company to renew and extend these agreements to achieve the previous objectives of these agreements.

Changes Resulting from the Investment Transaction

The closing of the Investment Transaction occurred on May 12, 2017, resulting in a change of control of GVBT. Prior to closing of the Investment Transaction, GVBT had a total of 60,790,000 shares of common stock issued and outstanding. As a result of the closing of the Investment Transaction, GVBT had in total 160,790,000 shares of its common stock issued and outstanding, of which 60,790,000 shares, or approximately 37.8%, were owned by the previous existing shareholders of GVBT, with the balance of 100,000,000 shares, or approximately 62.2%, owned by the previous shareholders of Lutu, and with certain shares held in escrow pursuant to the Escrow Agreement.

Following the closing of the Investment Transaction, GVBT began carrying on the business of the Lutu Group. The Lutu Group, with its operation primarily located in the Shanxi Province of China, was engaged in the biotechnology industry and  the production and distribution of bio-fertilizers. Revenues of the Lutu Group are currently generated from China.

Changes to the Board of Directors and Officers

Simultaneous with the closing of the Investment Transaction, there was a change in the officers and directors of GVBT. As authorized by the bylaws, the existing director of GVBT, Mr. Ma Wai Kin, appointed two (2) additional members to the Board of GVBT. Such members were Mr. Lam Ching Wan (also known as William Lam) and Mr. Leung Kwong Tak (also known as Dr. Michael Leung). Mr. Ma also appointed Mr. William Lam as GVBT’s Chief Executive Officer and Mr. Lo Kwok Leung as GVBT’s Chief Financial Officer. Mr. Lo Kwok Leung is not related to Dr. Michael Leung.

All members of the Board hold their respective offices for a term of one year from their respective dates of appointment, or until the election and qualification of their successors, and thereafter to resign as a director of GVBT. In accordance with the bylaws, officers are elected by the board of directors and serve at the discretion of the board of directors.

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

The Company also owns several trademarks in China, details of which are as follows:-

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

During the year ended December 31, 2021 and 2020, the reversals of  provision for inventory were $21,111 and $89,148 respectively.

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

During the year ended December 31, 2021 and 2020, the additional provision for inventory were $Nil and $Nil, respectively.

During the year ended December 31, 2021 and 2020, the reversal of provision for inventory were $21,111 and $89,148 respectively.

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

On May 20, 2021, Yao Gui Mu (“the Plaintiff”) once again re-brought the lawsuit against the China Subsidiary to the District People’s Court of Jin Zhong City, Yu Ci District, after the police formed the decision on April 16, 2021, that no prosecution against the Plaintiff. On July 26, 2021, a court hearing was held and the trail completed. The judgement decision will be released not later than end of this year.

On November 15 2021, Yao Gui Mu withdrew the claim against the China Subsidiary. Although Yao Gui Mu did not disclose the reason which led to his decision of such withdraw, according to the company’s lawyer it is likely due to Yao Gui Mu’s lack of sufficient evidence as it was found by the District People’s Court of Jin Zhong City, Yu Ci District. It is therefore less likely that Yao Gui Mu could bring the claim against the China Subsidiary again unless he can prove the existence of the loan.

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

